Form 10-Q
period 2020-09-30
Yellowstone Acquisition Co
filed 2020-12-07
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-39648

YELLOWSTONE ACQUISITION COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2732947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102

(Address of principal executive offices, Zip Code)

(402) 225-6511

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	YSACU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 par value included as part of the units	YSAC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	YSACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of December 4, 2020, 13,598,898 shares of Class A common stock, par value $0.0001 per share, and 3,399,724 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

YELLOWSTONE ACQUISITION COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED September 30, 2020

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED BALANCE SHEET
September 30, 2020

Current Assets:
Cash	$27,580
Deferred offering costs associated with proposed public offering	205,923
Total Current Assets	233,503

Total Assets	233,503

Liabilities and Stockholder’s Equity:
Current liabilities:
Accounts payable and accrued expenses	60,681
Note payable to sponsor	150,000
Total Current Liabilities	210,681

Total Liabilities	210,681

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding (1)	359
Additional paid-in capital	24,641
Accumulated deficit	(2,178)
Total Stockholder’s Equity	22,822
Total Liabilities and Stockholder’s Equity	$233,503
(1) The shares and associated amounts reflect a surrender of 1,437,500 and 718,750 shares of Class B Common Stock by the Sponsor, effected on October 9, 2020 and October 21, 2020, respectively (see Note 5).

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED STATEMENT OF OPERATIONS

For the period from August 25, 2020 (inception) through September 30, 2020

General and administrative costs	$2,178
Net loss	$(2,178)

Weighted average shares outstanding, basic and diluted (1)	3,125,000

Basic and diluted net loss per share	$(0.00)
(1) The shares and associated amounts reflect a surrender of 1,437,500 and 718,750 shares of Class B Common Stock by the Sponsor, effected on October 9, 2020 and October 21, 2020, respectively (see Note 5).

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from August 25, 2020 (inception) through September 30, 2020

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – August 25, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	3,593,750	359	24,641	-	25,000
Net loss	-	-	-	-	-	(2,178)	(2,178)
Balance – September 30, 2020	-	$-	3,593,750	$359	$24,641	$(2,178)	$22,822
(1) The shares and associated amounts reflect a surrender of 1,437,500 and 718,750 shares of Class B Common Stock by the Sponsor, effected on October 9, 2020 and October 21, 2020, respectively (see Note 5).

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED STATEMENT OF CASH FLOWS

For the period from August 25, 2020 (inception) through September 30, 2020

Cash Flows from Operating Activities:
Net loss	$(2,178)
Net cash used in operating activities	(2,178)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from issuance of note payable to Sponsor	150,000
Deferred offering costs paid	(145,242)
Net cash provided by financing activities	29,758

Net increase in cash	27,580

Cash – beginning of the period	-
Cash – end of the period	$27,580

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	60,681

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Yellowstone Acquisition Company (the “Company”) is a newly organized blank check company incorporated in Delaware on August 25, 2020 (date of inception) for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus its search for a target business in the United States. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from August 25, 2020 (date of inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 21, 2020. On October 26, 2020, the Company consummated its Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), of the Company included in the Units being offered, the “Public Shares”) at $10.00 per Unit (or 14,375,000 Units if the underwriters’ over-allotment option is exercised in full), which is discussed in Note 3, and the sale of 7,500,000 warrants (or 7,875,000 warrants if the underwriters’ over-allotment option is exercised on full) (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to BOC Yellowstone LLC (the “Sponsor”), that closed simultaneously with the Initial Public Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account as defined below (excluding the amount of any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering, $127,500,000 ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, were placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.20 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The shares of Class A common stock will be recorded at redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a stockholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination. Additionally, each public stockholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination.

The Company will have until 15 months from the closing of the Initial Public Offering, or January 26, 2022 (the “Combination Period”), to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent public accountants), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Covid-19 Considerations

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it has opted to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has not elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of the unaudited financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs incurred through the balance sheet date that were directly related to the Public Offering were approximately $205,923.  These costs consist principally of professional and registration fees and were charged to stockholders’ equity upon the completion of the Public Offering in October 2020.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares at September 30, 2020 were reduced for the effect of an aggregate of 468,750 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Income taxes were deemed immaterial as of September 30, 2020.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On October 26, 2020, the Company consummated its Initial Public Offering of 12,500,000 units at $10.00 per Unit, generating gross proceeds of $125,000,000. Each unit issued in the offering consists of one share of Yellowstone’s Class A common stock and one-half of one warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see note 7).  On December 1, 2020, the underwriters' over-allotment option was exercised resulting in the purchase of an additional 1,098,898 Units.

Note 4 — Private Placement

Simultaneous with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,500,000 Private Placement Warrants (which can increase to 7,875,000 Private Placement Warrants if the underwriters’ over-allotment is exercised in full) at a price of $1.00 per Private Placement Warrant from the Company in a private placement. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). Of the total $7,500,000 in proceeds from the sale of the Private Placement Warrants, $5,000,000 was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Founder Shares

On August 31, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), for an aggregate price of $25,000. On October 9, 2020 and October 21, 2020, our Sponsor surrendered 1,437,500 and 718,750 Founder Shares, respectively, to the Company for no consideration, resulting in an aggregate of 3,593,750 Founder Shares outstanding. As a result of such surrender, the per-share purchase price increased to approximately $0.0070 per share. The Founder Shares will automatically convert into Class A common stock on a one-for-one basis at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions. The initial stockholders have agreed to forfeit up to 468,750 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the public offering.

Related Party Reimbursements and Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Sponsor makes any Working Capital Loans, such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Note 6 — Commitments

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 6 — Commitments (cont.)

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,875,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,500,000 in the aggregate (or $2,875,000 if the underwriters’ over-allotment is exercised in full), paid upon the closing of the Proposed Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,375,000 in the aggregate (or $5,031,250 if the underwriters’ over-allotment is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Promissory Note — Related Party

On August 31, 2020, the Sponsor agreed to lend the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. As of September 30, 2020, there was $150,000 outstanding under the Note.

Note 7 — Stockholder's Equity

Common stock

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2020, there were 5,750,000 shares of Class B common stock outstanding. On October 9, 2020 and October 21, 2020, our Sponsor surrendered 1,437,500 and 718,750 Founder Shares, respectively, to the Company for no consideration, resulting in an aggregate of 3,593,750 Founder Shares outstanding. As a result of such surrender, the per-share purchase price increased to approximately $0.0070 per share. The Founder Shares will automatically convert into Class A common stock on a one-for-one basis at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions. The initial stockholders have agreed to forfeit up to 468,750 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the public offering.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The shares of Class B common stock are identical to the shares of Class A common stock included in the units sold in the offering, and holders of Class B common stock have the same stockholder rights as public stockholders, except that (i) the shares of Class B common stock are subject to certain transfer restrictions, as described in more detail below, (ii) the Sponsor's officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Class B common stock and any public shares held by them in connection with the completion of the Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to any Class B common stock held by them if the Company fails to complete the Business Combination within the prescribed time period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Business Combination within such time period, (iii) the shares of Class B common stock will automatically convert into shares of the Class A common stock at the time of the initial Business Combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights and (iv) are subject to registration rights. If the Company submits the Business Combination to the public stockholders for a vote, the Sponsor has agreed to vote any Class B common stock held by it and any public shares purchased during or after this offering in favor of the initial Business Combination.

With certain limited exceptions, the shares of Class B common stock are not transferable, assignable or saleable (except to the officers and directors and other persons or entities affiliated with the Sponsor and other permitted transferees, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities, or other property.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were available to be issued on December 7, 2020. Based on this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited financial statements.

On October 26, 2020, the Company fully repaid the $150,000 promissory note due to the sponsor.

On November 16, 2020, BOC Yellowstone LLC transferred to BOC Yellowstone II LLC 206,250 shares of Class B common stock for no consideration. All other shares of Class B common stock are owned by BOC Yellowstone LLC.  BOC Yellowstone LLC sold to the lead investor in the Company's initial public offering a membership interest in BOC Yellowstone II LLC for a purchase price of $309,375. Upon the completion of any business combination, BOC Yellowstone LLC has agreed to transfer the 206,250 shares of Class B common stock to this investor. Any Class B common stock ultimately distributed to the investor is subject to all restrictions imposed on the sponsor, including but not limited to, waiver of redemption rights in connection with completion of any initial business combination and rights to liquidating distributions from the trust account if the Company fails to complete the initial business combination. Any shares held by such investor will be subject to the anti-dilution provisions for the Class B common stock and the impact thereof.  BOC Yellowstone LLC is the sole managing member of BOC Yellowstone II LLC.

In connection with the underwriter’s exercise of the over-allotment option on December 1, 2020, the Company decreased the number of founder shares to 3,399,724 shares, resulting in a purchase price of $.00735 per share of Class B common stock. Also in connection with the exercise of the underwriters' overallotment option, BOC Yellowstone LLC purchased private placement warrants at a price of $1.00 per whole warrant to purchase an additional 219,779 shares of Class A common stock at a price of $11.50 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Yellowstone Acquisition Co.,” “our,” “us” or “we” refer to Yellowstone Acquisition Company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is BOC Yellowstone LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on October 21, 2020. On October 26, 2020, we consummated our Initial Public Offering of 12,500,000 Units, at $10.00 per Unit, generating gross proceeds of $125.0 million, and incurring offering costs of approximately $7.3 million (including $6.9 million in underwriters' fees). The underwriters were granted a 45-day option from the date of the final prospectus to the Initial Public Offering to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at $10.00 per Unit.  On December 1, 2020, the underwriters' over-allotment option was exercised resulting in the purchase of an additional 1,098,898 Units.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 7,500,000 Private Placement Warrants to our sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $7.5 million. In connection with the partial exercise of the underwriter's over-allotment option, our sponsor purchased an additional 219,779 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $219,779.

Upon the closing of the Initial Public Offering, $127,500,000 ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, were placed in a Trust Account located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us (or our management), until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to our stockholders, as described below. Upon the closing of the underwriter's over-allotment option, an additional $11,208,759.60 in proceeds from the exercise of the over-allotment and and the sale of the additional Private Placement Warrants were placed in the Trust Account, resulting in total funds held in the Trust Account of $138,708,759.60.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering, or January 26, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through September 30, 2020 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the period from August 25, 2020 (inception) through September 30, 2020, we had a net loss of $2,178, which consisted of general and administrative costs.

Liquidity and Capital Resources

As of September 30, 2020, we had $27,580 in our operating bank account.

Our liquidity needs up to September 30, 2020 were satisfied through a capital contribution of $25,000 from our sponsor that purchased the Founder Shares as well as a $150,000 loan by our sponsor under a $300,000 unsecured promissory note. Subsequent to September 30, 2020, our liquidity needs had been satisfied with the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants not held in the Trust Account. We fully repaid the $150,000 loan on October 26, 2020.

Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through the earlier of the consummation of a business combination or one year from this filing.  Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Related Party Transactions

In August 2020, our sponsor acquired 5,750,000 founder shares for an aggregate purchase price of $25,000.  Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible.  The  number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to us by an aggregate number of founder shares issued.  Subsequently, we decreased the size of the offering and decreased the number of founder shares proportionally in the offering as to maintain the ownership of our initial stockholders at 20% of the issued and outstanding shares of our common stock upon the consummation of the offering. In connection with the underwriter’s exercise of the over-allotment option on December 1, 2020, we decreased the number of founder shares to 3,399,724 shares, resulting in a purchase price of $.00735 per share of Class B common stock. Our sponsor intends to transfer certain founder shares to each of our independent director nominees, at their original purchase price.

Our sponsor, officers, directors, advisors or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, including expenses related to our formation and initial public offering as well as identifying potential target businesses and performing due diligence on suitable business combinations, and any expenses incurred in negotiating and consummating any potential business combination. Additionally, our sponsor, officers, directors, advisors, or our or their affiliates may receive a payment in connection with the successful completion of our initial business combination; however, any such payment would not be made from the proceeds of this offering held in the trust account and we currently do not have any arrangement or agreement with our sponsor, officers, directors, advisors, or our or their affiliates, to do so. Our audit committee will review on a quarterly basis all payments that were made or are to be made to our sponsor, officers, directors, or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of this offering, our sponsor agreed to loan us up to $300,000 under a promissory note to be used for a portion of the expenses of this offering. As of September 30, 2020, we had borrowed $150,000 under the promissory note. The loan is non-interest bearing, unsecured and is due at the earlier of December 31, 2020 or the closing of this offering. We fully repaid the $150,000 loan on October 26, 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

In connection with our initial public offering, our sponsor purchased an aggregate of 7,500,000 private placement warrants at a price of $1.00 per whole warrant ($7,500,000 in the aggregate) in a private placement which closed simultaneously with the closing of the initial public offering.  Each whole private placement warrant is exercisable for one whole share of our Class A common stock at $11.50 per share. In addition, in connection with the exercise of the underwriter’s overallotment option on December 1, 2020, we purchased private placement warrants at a price of $1.00 per whole warrant to purchase an additional 219,779 shares of Class A common stock at a price of $11.50 per share.  Our sponsor will be permitted to transfer the private placement warrants held by it to certain permitted transferees,  including our officers, directors, and other permitted transferees and any such permitted transferees receiving such securities will be subject to the same agreements with respect to such securities as the sponsor.

Pursuant to the registration rights agreement entered into with our initial stockholders prior to the closing of this offering, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of warrants issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the securities covered thereby are released from their lock-up restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements. See the section of this prospectus entitled “Certain Relationships and Related Party Transactions.”

Critical Accounting Policies

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering in October 2020.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares at September 30, 2020 were reduced for the effect of an aggregate of 468,750 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. At September 30, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of our company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 1,875,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,500,000 in the aggregate (or $2,875,000 if the underwriters’ over-allotment were exercised in full), paid upon the closing of the Proposed Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,375,000 in the aggregate (or $5,031,250 if the underwriters’ over-allotment is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On December 1, 2020, the underwriters' over-allotment option was exercised resulting in the purchase of an additional 1,098,898 Units.

Recently Issued Accounting Pronouncements Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements based on our current operations.  The impact of any recently issued accounting standards will be re-evaluated on a regular basis or if a business combination is completed where the impact could be material.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act and have elected to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to utilize such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2020, of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on October 23, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on October 23, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2020, we issued to our Sponsor an aggregate of 5,750,000 Founder Shares in exchange for a capital contribution of $25,000. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.  On October 9, 2020 and October 21, 2020, our Sponsor surrendered 1,437,500 and 718,750 Founder Shares, respectively, to us for no consideration, resulting in an aggregate of 3,593,750 Founder Shares outstanding (up to 468,750 of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option is exercised).

Use of Proceeds

Subsequent to the quarterly period covered by this report, on October 26, 2020, we consummated our Initial Public Offering of 12,500,000 units. Each Unit consists of one share of our Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $125,000,000.  On October 26, 2020, simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 7,500,000 warrants at a purchase price of $1.00 per Private Placement Warrant, to our sponsor, BOC Yellowstone LLC, generating gross proceeds to us of $7,500,000. A total of $127,500,000, comprised of $122,500,000 of the proceeds from the Initial Public Offering, including $4,375,000 of the underwriters’ deferred discount, and $5,000,000 of the proceeds from the Private Placement, were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. On December 1, 2020, the underwriters' over-allotment option was exercised resulting in the purchase of an additional 1,098,898 Units. Also, in connection with the exercise of the underwriters' overallotment option, BOC Yellowstone LLC purchased 219,779 additional Private Placement Warrants at a price of $1.00 per whole warrant to purchase Class A common stock at a price of $11.50 per share.

The securities sold in the Initial Public Offering were registered under the Securities Act in a registration statement on Form S-1 (No. 333-249035). The SEC declared the registration statement effective on October 21, 2020. There has been no material change in the planned use of proceeds from such use as described in our final prospectus for our Initial Public Offering filed with the SEC on October 23, 2020. Wells Fargo Securities acted as sole book-runner of the initial public offering. We paid a total of $2,719,779 in underwriting discounts and commissions related to the Initial Public Offering. Through September 30, 2020, we paid additional expenses associated with the initial public offering to third parties of approximately $145,242.  No payments were made to directors, officers, 10% or greater stockholders or their affiliates. In addition, the underwriters agreed to defer $4,759,615 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	XBRL Instance Document.

101.SCH (#)	XBRL Taxonomy Extension Schema Document.

101.CAL (#)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	XBRL Taxonomy Extension Definition.

101.LAB (#)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	XBRL Taxonomy Presentation Linkbase Document.

(#)	Filed herewith.
(##)

The certifications attached as Exhibits 32.1, 32.2, and 32.3 that accompany this Report, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Yellowstone Acquisition Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELLOWSTONE ACQUISITION COMPANY (Registrant)

By: /s/ Alex B. Rozek

Alex B. Rozek

Co-President (Principal Executive Officer)

December 7, 2020

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

December 7, 2020

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

December 7, 2020