Form 10-K/A
period 2020-12-31
Yellowstone Acquisition Co
filed 2021-05-24
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of May 21, 2021, 13,598,898 shares of Class A common stock, par value $0.0001 per share (which includes shares of Class A common stock underlying the Company’s Units), and 3,399,724 shares of Class B common stock, (the “Class B common stock”) par value $0.0001 per share, were issued and outstanding, respectively.

Explanatory Note

Yellowstone Acquisition Company (the “Company”) is filing this Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021 (“Original Report”), to restate our financial statements and related notes (collectively, the financial statements) for the period from August 25, 2020 (date of inception) through December 31, 2020 (the “Affected Period”). This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In light of the SEC Staff Statement, the Company’s management further evaluated its warrants under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.

Based on management’s evaluation, the Audit Committee of our Board of Directors (the “Audit Committee”), in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40. As a result, the Company is required to classify the warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period, to recognize changes in the estimated fair value of the derivative instruments from the prior period that should be reported in the Company’s operating results for the current period, and to restate its financial statements accordingly and any related impact. In the process of evaluating its financial statements the Company also restated its financial statements to classify all Class A Common Stock in temporary equity. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 821,637 shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A Common Stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

We evaluated the impact of the above and concluded that it was material from a quantitative standpoint to the following financial statements previously filed with the SEC: (1) the financial statements included in the Original Report and (2) the Balance Sheet as of October 26, 2020 included in the Current Report on Form 8-K. Consequently, we have restated these financial statements. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated.

The Company has not amended its previously filed Current Report on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

In connection with the restatement, management reassessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, and in light of the SEC Staff Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective due to insufficient risk assessment of the underlying accounting for certain financial instruments resulting in the Company's restatement of its financial statements. For a discussion of management's consideration of our disclosure controls and procedures see Part II, Item 9A. "Controls and Procedures" of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Co-Chief Executive Officers and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non- cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in October 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants, see Note 2 to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, this could result in a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.  Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our securities, subject us to regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our financial condition.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Our Units began trading on the NASDAQ under the symbol “YSACU” on October 21, 2020. On December 7, 2020, we announced that holders of our Units could elect to separately trade the Common Stock and Warrants included in the Units, or continue to trade the Units without separating them. On December 8, 2020, 2019, the Common Stock and Warrants began trading on NASDAQ under the symbols “YSAC” and “YSACW,” respectively. Each whole Warrant entitles the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment as described in our final prospectus dated October 21, 2020 related to our IPO which was filed with the SEC. Warrants may only be exercised for a whole number of shares of Common Stock and will become exercisable on the later of 30 days after the completion of our Business Combination or October 26, 2021. Our Warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

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

Through December 31, 2020, we incurred $7,961,119 for costs and expenses related to the IPO and issuance of warrants. We paid a total of $2,719,780 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $4,759,615 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated October 21, 2020 which was filed with the SEC.

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

For the period from August 25, 2020 (date of inception) through December 31, 2020, we had a net loss of $3,024,804, of which $2,580,227 are expenses related to warrant liability costs and issuance costs allocated to the warrants.

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

As of December 31, 2020, we had cash and marketable securities held in the trust account of $138,723,138 (including approximately $2,081 of unrealized gains) consisting of U.S. treasury securities with a maturity of 185 days or less. Investment income on the trust account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any funds from the investment income on the trust account. In addition, $1,115,282 of cash was held outside of the trust account and is available for working capital purposes.

For the period from August 25, 2020 (date of inception) through December 31, 2020, cash used in operating activities was $708,213, consisting of formation and operating costs. The investment income of $12,297 and unrealized gains of $2,081 earned on cash and marketable securities held in the trust account are not available for operations, except for the payment of taxes.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Net Income Per Common Share

Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of December 31, 2020, we had outstanding warrants to purchase of up to 14,519,228 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

Redeemable Shares of Class A Common Stock

All of the 13,598,898 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A (“ASC 480”), “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classifies all shares of Class A common stock as redeemable.

Warrants Liability

We account for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants and the Public Warrants issued in connection with the Public Offering have been measured based on the listed market price of such Warrants.

Recent Accounting Pronouncements

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

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yellowstone Acquisition Company (the Company) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity, and cash flows for the period from August 25, 2020 (inception) to December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 25, 2020 (inception) to December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Correction of Misstatements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

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

Omaha, Nebraska

March 12, 2021, except for the effect of the restatement disclosed in Note 2, as to which the date is May 24, 2021

YELLOWSTONE ACQUISITION COMPANY

BALANCE SHEET (As Restated)

December 31, 2020

Assets:
Current assets:
Cash	$1,122,194
Investments held in Trust	138,716,226
Prepaid expenses	403,186
Total Assets	140,241,606

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	153,928
Deferred underwriting fee payable	4,759,615
Total current liabilities	4,913,543
Warrants liability	18,003,841
Total Liabilities	22,917,384

Commitments and Contingencies:
Class A common stock, $0.0001 par value; 13,598,898 shares subject to possible redemption at $10.20 per share	138,708,760

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,399,724 shares issued and outstanding	340
Additional paid-in capital	-
Accumulated deficit	(21,384,878)
Total Stockholders' Equity	(21,384,538)
Total Liabilities and Stockholders' Equity	$140,241,606

See accompanying notes to financial statements.

YELLOWSTONE ACQUISITION COMPANY

STATEMENT OF OPERATIONS (As Restated)

For the Period from August 25, 2020 (inception) to December 31, 2020

Professional fees and other expenses	$(656,563)
State franchise taxes, other than income tax	(70,542)
General and administrative costs	(241,749)
Gain on sale of investment	12,297
Remeasurement of warrant liability	(2,070,328)
Unrealized gain on marketable securities held in Trust	2,081
Net Loss	$(3,024,804)

Net loss per common share:
Class A common stock - basic and diluted	$0.27
Class B common stock - basic and diluted	$0.27

See accompanying notes to financial statements.

YELLOWSTONE ACQUISITION COMPANY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (As Restated)

For the Period from August 25, 2020 (inception) to December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 25, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	3,593,750	359	24,641	-	25,000
Net loss	-	-	-	-	-	(2,178)	(2,178)
Balance – September 30, 2020	-	$-	3,593,750	$359	$24,641	$(2,178)	$22,822
Sale of units in initial public offering, gross	-	$-	-	$-	$135,988,980	$-	135,988,980
Offering costs	-	-	-	-	(7,451,220)	-	(7,451,220)
Over-allotment reduction of Class B common stock	-	-	(194,026)	(19)	19	-	-
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	7,719,779	-	7,719,779
Reclassification of warrants to liabilities	-	-	-	-	(15,933,513)	-	(15,933,513)
Common stock subject to possible redemption	-	-	-	-	(120,348,686)	(18,360,074)	(138,708,760)
Net loss	-	-	-	-	-	(3,022,626)	(3,022,626)
Balance – December 31, 2020	-	$-	3,399,724	$340	$-	$(21,384,878)	$(21,384,538)

See accompanying notes to financial statements.

YELLOWSTONE ACQUISITION COMPANY

STATEMENT OF CASH FLOWS (As Restated)

For the Period from August 25, 2020 (inception) to December 31, 2020

Cash Flows from Operating Activities:
Net Loss	$(3,024,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposition of investments	(12,297)
Issuance costs related to warrant liability	509,899
Warrant liability expense	2,070,328
Unrealized gain on marketable securities held in trust account	(2,081)
Prepaid expenses	(403,186)
Accounts payable and accrued expenses	153,928
Net cash used in operating activities	(708,213)

Cash Flows from Investing Activities:
Proceeds from sales of investments	266,000,000
Purchase of investments	(404,701,848)
Net cash used in investing activities	(138,701,848)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock, gross	135,988,980
Proceeds from issuance of Founders Shares to Sponsor	25,000
Proceeds from issuance of Private Placement Warrants	7,719,779
Offering costs	(3,201,504)
Net cash provided by financing activities	140,532,255

Net increase in cash	1,122,194

Cash – beginning of the period	-
Cash – end of the period	$1,122,194

Supplemental disclosure of noncash activities:
Deferred underwriting fee	$4,759,615

See accompanying notes to financial statements.

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

Organization and General

Yellowstone Acquisition Company (the “Company”) was incorporated in Delaware on August 25, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has neither engaged in any operations nor generated any revenue to date. The Company’s management has broad discretion with respect to the Business Combination, but intends to focus its search for a target business in the homebuilding,  manufacturing serving the homebuilding market, financial services and commercial real estate industries. The Company’s Sponsor is BOC Yellowstone LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31 as its year-end.

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

2.	Restatement of Previously Issued Financial Statements

We previously accounted for outstanding warrants issued in connection with our initial public offering in October 2020 as components of equity rather than as derivative liabilities.  In light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the staff of the SEC on dated April 12, 2021 (the “SEC Staff Statement”), we further evaluated the warrants under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Based on management’s evaluation, the Audit Committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40.  As a result, we are reclassifying the warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period and recognizing changes in the estimated fair value of the derivative instruments from the prior period should be reported in our operating results for the current period. In the process of evaluating our financial statements we also restated our financial statements to classify all Class A Common Stock in temporary equity. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 821,637 shares in permanent equity. Although we did not specify a maximum redemption threshold, our charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. We restated our financial statements to classify all Class A Common Stock as temporary equity and any related impact, as the threshold in our charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

Our accounting for the warrants as components of equity instead of as derivative liabilities, and the reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on our current or previously reported cash position or our investing and financing cash flows.

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated.  The effects of the restatement are incorporated within Notes 3, 5, 6, 9 and 10 to the financial statements.

	December 31, 2020
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Warrants liability	$-	$18,003,841	$18,003,841
Total liabilities	4,913,543	18,003,841	22,917,384
Class A common stock subject to possible redemption (1)	130,328,062	(2,552,816)	127,775,246
Allocation of underwriters' discounts, offering costs and deferred fees to Class A shares (1)	-	(7,451,220)	(7,451,220)
Immediate accretion to redemption amount (1)	-	18,384,734	18,384,734
Total temporary equity (1)	130,328,062	8,380,698	138,708,760
Class A common stock subject to possible redemption (1)	82	(82)	-
Additional paid-in capital	5,444,155	(5,444,155)	-
Accumulated deficit	(444,576)	(20,940,302)	(21,384,878)
Total stockholders' equity (deficit)	5,000,001	(26,384,539)	(21,384,538)
Statement of Operations
Warrant liability expense	$-	$(2,070,328)	$(2,070,328)
Allocated expense for warrant issuance cost (Professional fees)	-	(509,899)	(509,899)
Net loss	(444,576)	(2,580,228)	(3,024,804)
Class A common stock - basic and diluted	0.00	0.27	0.27
Class B common stock - basic and diluted	(0.10)	0.37	0.27
Statement of Cash Flows
Net loss	$(444,576)	$(2,580,228)	$(3,024,804)
Issuance costs related to warrant liability	-	(509,899)	(509,899)
Changes in fair value warrants derivative liability	-	(2,070,328)	(2,070,328)

	October 26, 2020
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Warrants liability	$-	$17,539,227	$17,539,227
Total liabilities	4,517,382	17,539,227	22,056,609
Class A common stock subject to possible redemption	120,251,810	7,523,435	127,775,245
Allocation of underwriters' discounts, offering costs and deferred fees to Class A shares (1)	-	(7,451,220)	(7,451,220)
Immediate accretion to redemption amount	-	18,384,735	18,384,735
Total temporary equity	120,251,810	18,456,950	138,708,760
Class A common stock	47	(47)	-
Additional paid-in capital	5,002,982	(5,002,982)	-
Accumulated deficit	(3,385)	(30,993,148)	(30,996,533)
Total stockholders' equity (deficit)	5,000,003	(35,996,177)	(30,996,174)

(1) The associated amounts reflect the additional 1,098,898 units sold on December 1, 2020 as a result of the underwriters' over-allotment option being exercised.

3.	Significant Accounting Policies (As Restated)

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission.

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B Common Stock (the “Founders Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 14,519,228 shares of Common Stock at $11.50 per share were issued in conjunction with both our Initial Public Offering on October 26, 2020 as well as the closing of the underwriters' overallotment option on December 1, 2020. No warrants were exercised during the year ended December 31, 2020. The 14,519,228 potential common shares for outstanding warrants to purchase the Company's stock were excluded from diluted earnings per share in 2020 as the Company had a net loss for the year. As a result, diluted net loss per common share is the same as basic net loss per common share for the period.

Reconciliation of Net Loss per common share

Basic and diluted loss per common share is calculated as follows:

	For the period from
	August 25, 2020
	(inception) through
	December 31, 2020 (As Restated)
	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(1,868,311)	$(1,156,493)

Denominator:
Weighted-average shares outstanding	6,975,341	4,317,769

Basic and diluted net loss per share	$(0.27)	$(0.27)

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

Offering Costs

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to equity upon the completion of our Public Offering. Accordingly, offering costs totaling $7,451,220 were charged to equity. Since we are required to classify the warrants as derivative liabilities, offering costs totaling $509,899 that were previously recognized in equity are now reflected as an expense in the statement of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Class A Common Stock Subject to Possible Redemption

As discussed in Note 4, all of the 13,598,898 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company had previously classified 821,637 shares in permanent equity given its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A Common Stock as redeemable as the threshold in its charter does not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Warrants Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s the statement of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants as of the date of our Initial Public Offering was estimated using a binomial lattice model (see Note 9), with subsequent measurement based upon observable transactions for the warrants.

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

4.	Initial Public Offering

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in ASC 815-40. The fair value of the public warrants at issuance date was a liability of $8,213,734. At December 31, 2020, the fair value has increased to $8,431,317. The change in fair value of $217,583 is reflected as an expense in the statement of operations.

All of the 13,598,898 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A Common Stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A Common Stock classified as temporary equity is the allocated proceeds based on the guidance in ASC 470-20.

Our Class A Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

5.	Related Party Transactions (As Restated)

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

The sale of the Founders Shares is in the scope of ASC Topic 718, “Compensation-Stock Compensation.”  Under ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. As of December 31, 2020, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

6.	Income Taxes (As Restated)

Effective Tax Rate Reconciliation

A reconciliation of the statutory federal income tax expense to the income tax expense (benefit) from continuing operations provided at December 31, 2020 is as follows:

Year Ended
December 31,
2020 (As Restated)
Income tax expense (benefit) at the federal statutory rate	$(93,745)
State income taxes (benefit) - net of federal income tax benefits	(32,634)
Change in valuation allowance	126,379
Total income tax expense (benefit)	$-

Components of the Company’s deferred tax asset at December 31, 2020 are as follows:

Net operating loss	$126,379
Valuation allowance	(126,379)
Total deferred tax asset	$-

The Company established a valuation allowance of $126,379 as of December 31, 2020, which fully offsets the deferred tax asset as of December 31, 2020 of $126,379. The deferred tax asset results from applying an effective combined federal and state tax rate of approximately 4.2% to net operating loss of $3,024,804 as of December 31, 2020. The Company’s net operating losses have an unlimited carryforward period.

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable taxing authority. Tax positions deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended December 31, 2020. As of December 31, 2020, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.	Stockholders’ Equity

Common Stock

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 13,598,898 shares of Class A common stock issued and outstanding of which 13,598,898 shares are subject to possible redemption.

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

8.	Commitments

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

9.	Fair Value Measurements (As Restated)

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in October 2020 are subject to treatment as a liability. The Company utilizes a binomial lattice model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the subsequent contractual five year term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Warrants were classified as Level 2 at the respective measurement dates.

The key inputs into the option model for the Private Placement Warrants and Public Warrants were as follows for the relevant periods:

	As of
	October 26, 2020	December 31, 2020
Implied volatility	21%	N/A	(1)
Risk-free interest rate	0.4%	N/A	(1)
Warrant exercise price	$11.5	$11.5
Expected term	5.5	5.5

(1) At December 31, 2020 there were observable transactions in the Company’s warrants so an implied volatility was not utilized.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of December 31, 2020 are classified as Level 2 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $9,572,526 and $8,431,315, respectively, based on the closing price of YSACW on that date of $1.24.

The following table presents the changes in the fair value of warrant liabilities:

	Private placement warrants	Public warrants	Total warrant liabilities
Fair value when issued (October 2020)	$9,325,493	$8,213,734	$17,539,227
Change in fair value from inception	$247,033	$217,581	$464,614
Fair value at December 31, 2020	$9,572,526	$8,431,315	$18,003,841

10.	Subsequent Events (As Restated)

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued on May 24, 2021. Based on this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 12, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Report”). Based upon their evaluation at that earlier time, our Co-Chief Executive Officers and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) under the Exchange Act) were effective. Subsequently, in connection with the preparation of this Form 10-K/A, our management re-evaluated, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020.  Based upon that evaluation, and in light of the SEC Staff Statement, our Co-Chief Executive Officers and Chief Financial Officer concluded that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments resulting in our restatement of financial statements as described in the Explanatory Note to this Form 10-K/A, our disclosure controls and procedures were not effective as of December 31, 2020.

Remediation Plan

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies; however, in light of management’s conclusion, following a review of the warrants in connection with the SEC Staff Statement, to reclassify the warrants, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain financial instruments which we determined to be a material weakness.

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

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
1.1 (*)	Underwriting Agreement between the Company and Wells Fargo Securities LLC, as representative of the several underwriters, dated October 19, 2020, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

3.1 (*)	Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-249035) originally filed with the Commission on September 25, 2020.

3.2 (*)	Amended and Restated Certificate of Incorporation, dated October 19, 2020, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

3.3 (*)	Certificate of Correction of Amended and Restated Certificate of Incorporation, dated October 21, 2020, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

3.4 (*)	Bylaws, filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-249035) originally filed with the Commission on September 25, 2020.

4.1 (*)	Specimen Unit Certificate, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-249035) originally filed with the Commission on September 25, 2020.

4.2 (*)	Specimen Class A Common Stock Certificate, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-249035) originally filed with the Commission on September 25, 2020.

4.3 (*)	Specimen Warrant Certificate, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-249035) originally filed with the Commission on September 25, 2020.

4.4 (*)	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, as agent, dated October 21, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

10.1 (*)	Promissory Note, dated August 31, 2020, issued to BOC Yellowstone LLC, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-249035) originally filed with the Commission on September 25, 2020.

10.2 (*)	Securities Subscription Agreement, dated August 31, 2020, between Yellowstone Acquisition Company and BOC Yellowstone, LLC, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-249035) originally filed with the Commission on September 25, 2020.

10.3 (*)	Sponsor Warrants Purchase Agreement, dated October 9, 2020, between Yellowstone Acquisition Company and BOC Yellowstone LLC, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, as amended, (File No. 333-249035) filed with the Commission on October 9, 2020.

10.4 (*)	Amended and Restated Securities Subscription Agreement, dated October 9, 2020, between Yellowstone Acquisition Company and BOC Yellowstone, LLC, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, as amended, (File No. 333-249035) filed with the Commission on October 9, 2020.

10.5 (*)	Amended and Restated Sponsor Warrants Purchase Agreement, dated October 17, 2020, between Yellowstone Acquisition Company and BOC Yellowstone, LLC, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, as amended, (File No. 333-249035) filed with the Commission on October 19, 2020.

10.6 (*)	Second Amended and Restated Sponsor Warrants Purchase Agreement between the Company and BOC Yellowstone LLC, dated October 21, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

10.7 (*)	Second Amended and Restated Securities Subscription Agreement, dated October 21, 2020, between Yellowstone Acquisition Company and BOC Yellowstone LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

10.8 (*)	Investment Management Trust Agreement, dated October 21, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

10.9 (*)	Registration Rights Agreement between the Company and BOC Yellowstone LLC, dated October 21, 2020, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

10.10 (*)	Letter Agreement between the Company, BOC Yellowstone LLC and each of the officers and directors of the Company, dated October 21, 2020, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

10.11 (*)	Indemnity Agreement by and between the Company and Sydney Atkins, dated October 21, 2020, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

10.12 (*)	Indemnity Agreement by and between the Company and David Bronczek, dated October 21, 2020, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

10.13 (*)	Indemnity Agreement by and between the Company and Shanna Khan, dated October 21, 2020, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

10.14 (*)	Indemnity Agreement by and between the Company and Adam Peterson, dated October 21, 2020, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

10.15 (*)	Indemnity Agreement by and between the Company and Alex Rozek, dated October 21, 2020, filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

10.16 (*)	Indemnity Agreement by and between the Company and Joshua Weisenburger, dated October 21, 2020, filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

14.1 (*)	Code of Ethics, filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K, filed with the Commission on March 12, 2021.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	XBRL Instance Document

101.SCH (#)	XBRL Taxonomy Extension Schema

101.CAL (#)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF (#)	XBRL Taxonomy Extension Definition Linkbase

101.LAB (#)	XBRL Taxonomy Extension Label Linkbase

101.PRE (#)	XBRL Taxonomy Extension Presentation Linkbase

(*)	Incorporated by reference to the filing indicated.
(#)	Filed herewith.
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

May 24, 2021

By:	/s/ Adam K. Peterson
Adam K. Peterson Co-President (Principal Executive Officer)

May 24, 2021

By:	/s/ Joshua P. Weisenburger
Joshua P. Weisenburger Chief Financial Officer (Principal Financial and Accounting Officer)

May 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Alex B. Rozek	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	May 24, 2021
Alex B. Rozek	(Principal Executive Officer)

/s/ Adam K. Peterson	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	May 24, 2021
Adam K. Peterson	(Principal Executive Officer)

/s/ Sydney C. Atkins	Director	May 24, 2021
Sydney C. Atkins

/s/ David J. Bronczek	Director	May 24, 2021
David J. Bronczek

/s/ Shanna N. Khan	Director	May 24, 2021
Shanna N. Khan