Form 10-Q
period 2021-03-31
Yellowstone Acquisition Co
filed 2021-05-24
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 21, 2021, 13,598,898 shares of Class A common stock, par value $0.0001 per share, and 3,399,724 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

YELLOWSTONE ACQUISITION COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED March 31, 2021

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED BALANCE SHEET

	March 31, 2021	December 31, 2020 (As Restated)
Assets:
Current assets:
Cash	$875,049	$1,122,194
Investments held in Trust	138,730,613	138,716,226
Prepaid expenses	391,707	403,186
Total Assets	139,997,369	140,241,606

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	125,629	153,928
Deferred underwriting fee payable	4,759,615	4,759,615
Total Current Liabilities	4,885,244	4,913,543
Warrants liability	13,357,690	18,003,841
Total Liabilities	18,242,934	22,917,384

Commitments and Contingencies:
Class A common stock, $0.0001 par value; 13,598,898 shares subject to possible redemption at $10.20 per share	138,708,760	138,708,760

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,399,724 shares issued and outstanding at March 31, 2021 and December 31, 2020	340	340
Additional paid-in capital	-	-
Accumulated deficit	(16,954,665)	(21,384,878)
Total Stockholders' Equity	(16,954,325)	(21,384,538)
Total Liabilities and Stockholders' Equity	$139,997,369	$140,241,606

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

Professional fees and other expenses	$(101,234)
State franchise taxes, other than income tax	(50,000)
General and administrative costs	(73,569)
Change in fair value of warrant liability	4,646,151
Net income from operations	4,421,348
Other income - interest and dividend income	11,813
Unrealized loss on marketable securities held in Trust	(2,948)
Income before income taxes	4,430,213
Income tax (provision) benefit	-
Net income attributable to common shares	$4,430,213

Net income per common share:
Class A Common Stock - basic and diluted	$0.26
Class B Common Stock - basic and diluted	$0.26

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from December 31, 2020 through March 31, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – December 31, 2020	-	$-	3,399,724	$340	$-	$(21,384,878)	$(21,384,538)
Net income	-	-	-	-	-	4,430,213	4,430,213
Balance – March 31, 2021	-	$-	3,399,724	$340	$-	$(16,954,665)	$(16,954,325)

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net Income	$4,430,213
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized loss on securities	2,948
Change in fair value of warrant liability	(4,646,151)
Changes in operating assets and liabilities:
Prepaid expenses	11,479
Accounts payable and accrued expenses	(28,299)
Net cash used in operating activities	(229,810)

Cash Flows from Investing Activities:
Proceeds from sales of investments	416,163,343
Purchase of investments	(416,180,678)
Net cash used in investing activities	(17,335)

Net decrease in cash	(247,145)

Cash – beginning of the period	1,122,194
Cash – end of the period	$875,049

Interest Paid in Cash	$-
Income Taxes Paid in Cash	$-

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Description

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

In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of unaudited financial position and unaudited results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the interim unaudited financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2020 as reported in our Annual Report on Forms 10-K and 10-K/A, filed with the Securities and Exchange Commission on March 12, 2021 and May 24, 2021, respectively, have been omitted.

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

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (continued)

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

In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required under applicable law or stock exchange listing requirements and if the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased in or after the IPO in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a stockholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination. Additionally, each public stockholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (continued)

Business Combination (continued)

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (continued)

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

As of March 31, 2021, we had outstanding warrants to purchase of up to 14,519,228 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the period.

Reconciliation of Earnings per Common Share

Basic and diluted earnings per common share is calculated as follows:

	For the Period Ended
	March 31, 2021
	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$3,544,171	$886,042

Denominator:
Weighted-average shares outstanding	13,598,898	3,399,724

Basic and diluted net income per share	$0.26	$0.26

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. At March 31, 2021, management has not identified any uncertain tax positions that are not more likely than not to be sustained.

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

Note 3 — Initial Public Offering

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

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

Founder Shares

On August 31, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), for an aggregate price of $25,000. Between October 9, 2020, and December 31, 2020, the Sponsor surrendered 2,350,276 Founder Shares to the Company for no consideration, resulting in an aggregate of 3,399,724 Founder Shares outstanding as of March 31, 2021. The Founder Shares will automatically convert into Class A common stock on a one-for-one basis at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions.

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

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 5 — Commitments

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

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 6 — Stockholders' Equity

Common Stock

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 13,598,898 shares of Class A common stock issued and outstanding, all of which is subject to possible redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 3,399,724 shares of Class B common stock outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The shares of Class B common stock are identical to the shares of Class A common stock included in the units sold in the offering, and holders of Class B common stock have the same stockholder rights as public stockholders, except that (i) the shares of Class B common stock are subject to certain transfer restrictions, as described in more detail below, (ii) the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Class B common stock and any public shares held by them in connection with the completion of the Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to any Class B common stock held by them if the Company fails to complete the Business Combination within the prescribed time period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Business Combination within such time period, (iii) the Class B common stock are shares that will automatically convert into shares of the Class A common stock at the time of the initial Business Combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights and (iv) are subject to registration rights. If the Company submits the Business Combination to the public stockholders for a vote, the Sponsor has agreed to vote any Class B common stock held by it and any public shares purchased during or after the offering in favor of the initial Business Combination.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 7 — Fair Value Measurements

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

The Company's assets that are measured at fair value on a recurring basis at March 31, 2021 are comprised of $138,730,613 of marketable U.S. treasury securities held in the Trust Account and $13,357,690 of Public and Private Placement warrants issued in connection with our Initial Public Offering, all of which are classified as Level 1 within the fair value hierarchy and are measured using quoted prices in active markets for identical assets or liabilities.  For the period ended March 31, 2021, the Company recognized a gain in the statement of operations resulting from a decrease in the fair value of the warrant liability of $4,646,151 presented as change in fair value of warrant liability.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were available to be issued on May 24, 2021. Based on this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K as amended as filed with the Securities and Exchange Commission (the "SEC") on May 24, 2021 . The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company's behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is BOC Yellowstone LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on October 21, 2020. On October 26, 2020, we consummated our Initial Public Offering of 12,500,000 Units, at $10.00 per Unit, generating gross proceeds of $125.0 million, and incurring offering costs of approximately $7.4 million (including $6.9 million in underwriters' fees). The underwriters were granted a 45-day option from the date of the final prospectus to the Initial Public Offering to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at $10.00 per Unit.  On December 1, 2020, the underwriters' over-allotment option was exercised resulting in the purchase of an additional 1,098,898 Units.

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

Upon the closing of the Initial Public Offering, $127,500,000 ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, were placed in a Trust Account located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us (or our management), until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to our stockholders, as described below. Upon the closing of the underwriter's over-allotment option, an additional $11,208,760 in proceeds from the exercise of the over-allotment and and the sale of the additional Private Placement Warrants were placed in the Trust Account, resulting in total funds held in the Trust Account of $138,708,760.

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

Results of Operations

For the three months ended March 31, 2021, we had net income of $4,430,213, of which $4,646,151 is related to the change in the fair value of the warrant liability. Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, we held $875,049 in our operating cash account.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates.

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

As of March 31, 2021, we had outstanding warrants to purchase of up to 14,519,228 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the period.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, are invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective, as of March 31, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and Warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s financial statements for the year ended December 31, 2020 and its balance sheet as of October 26, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K, as amended by our filing of a Form 10-K/A on May 24, 2021 . Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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