Form 10-Q
period 2021-06-30
Yellowstone Acquisition Co
filed 2021-08-06
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, 13,598,898 shares of Class A common stock, par value $0.0001 per share, and 3,399,724 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

YELLOWSTONE ACQUISITION COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED June 30, 2021

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED BALANCE SHEET

	June 30, 2021	December 31, 2020
Assets:
Current assets:
Cash	$736,005	$1,122,194
Investments held in Trust	138,725,782	138,716,226
Prepaid expenses	322,226	403,186
Total Assets	139,784,013	140,241,606

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	212,852	153,928
Deferred underwriting fee payable	4,759,615	4,759,615
Total Current Liabilities	4,972,467	4,913,543
Warrants liability	11,470,190	18,003,841
Total Liabilities	16,442,657	22,917,384

Commitments and Contingencies:
Class A common stock, $0.0001 par value; 13,598,898 shares subject to possible redemption at $10.20 per share	138,708,760	138,708,760

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,399,724 shares issued and outstanding at June 30, 2021 and December 31, 2020	340	340
Additional paid-in capital	-	-
Accumulated deficit	(15,367,744)	(21,384,878)
Total Stockholders' Equity	(15,367,404)	(21,384,538)
Total Liabilities and Stockholders' Equity	$139,784,013	$140,241,606

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED STATEMENT OF OPERATIONS

For the Three and Six Months Ended June 30, 2021

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Professional fees and other expenses	$(149,670)	$(250,904)
State franchise taxes, other than income tax	(78,197)	(128,197)
General and administrative costs	(74,054)	(147,623)
Change in fair value of warrant liability	1,887,500	6,533,651
Net income from operations	1,585,579	6,006,927
Other income - interest and dividend income	2,074	13,887
Unrealized loss on marketable securities held in Trust	(732)	(3,680)
Income before income taxes	1,586,921	6,017,134
Income tax (provision) benefit	-	-
Net income attributable to common shares	$1,586,921	$6,017,134

Net income per common share:
Class A Common Stock - basic and diluted	$0.09	$0.35
Class B Common Stock - basic and diluted	$0.09	$0.35

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from December 31, 2020 through June 30, 2021

	Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance – December 31, 2020	-	$-	3,399,724	$340	$-	$(21,384,878)	$(21,384,538)
Net income	-	-	-	-	-	4,430,213	4,430,213
Balance – March 31, 2021	-	$-	3,399,724	$340	$-	$(16,954,665)	$(16,954,325)
Net income	-	-	-	-	-	1,586,921	1,586,921
Balance – June 30, 2021	-	$-	3,399,724	$340	$-	$(15,367,744)	$(15,367,404)

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net Income	$6,017,134
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized loss on securities	3,680
Change in fair value of warrant liability	(6,533,651)
Changes in operating assets and liabilities:
Prepaid expenses	80,960
Accounts payable and accrued expenses	58,924
Net cash used in operating activities	(372,953)

Cash Flows from Investing Activities:
Proceeds from sales of investments	624,263,561
Purchase of investments	(624,276,797)
Net cash used in investing activities	(13,236)

Net decrease in cash	(386,189)

Cash – beginning of the period	1,122,194
Cash – end of the period	$736,005

Interest Paid in Cash	$-
Income Taxes Paid in Cash	$-

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

In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of unaudited financial position and unaudited results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the interim unaudited financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2020 as reported in our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on  May 24, 2021, have been omitted.

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

As of June 30, 2021, we had outstanding warrants to purchase of up to 14,519,228 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the period.

Reconciliation of Earnings per Common Share

Basic and diluted earnings per common share is calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$1,269,537	$317,384	$4,813,707	$1,203,427

Denominator:
Weighted-average shares outstanding	13,598,898	3,399,724	13,598,898	3,399,724

Basic and diluted net income per share	$0.09	$0.09	$0.35	$0.35

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. At June 30, 2021, management has not identified any uncertain tax positions that are not more likely than not to be sustained.

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

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

Founder Shares

On August 31, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), for an aggregate price of $25,000. Between October 9, 2020, and December 31, 2020, the Sponsor surrendered 2,350,276 Founder Shares to the Company for no consideration, resulting in an aggregate of 3,399,724 Founder Shares outstanding as of June 30, 2021. The Founder Shares will automatically convert into Class A common stock on a one-for-one basis at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions.

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

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,500,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,759,615 (including over-allotment units) in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 6 — Stockholders' Equity

Common Stock

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 13,598,898 shares of Class A common stock issued and outstanding, all of which is subject to possible redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 3,399,724 shares of Class B common stock outstanding.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

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

The Company's assets that are measured at fair value on a recurring basis at June 30, 2021 are comprised of $138,725,782 of marketable U.S. treasury securities held in the Trust Account and $11,470,190 of Public and Private Placement warrants issued in connection with our Initial Public Offering, all of which are classified as Level 1 within the fair value hierarchy and are measured using quoted prices in active markets for identical assets or liabilities.  For the six months ended June 30, 2021, the Company recognized a gain in the statement of operations resulting from a decrease in the fair value of the warrant liability of $6,533,651 presented as change in fair value of warrant liability.

Note 8 — Subsequent Events

On August 2, 2021, The Company announced it has entered into a business combination agreement with Sky Harbour LLC (“SHG”), a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. Upon closing of the business combination, SHG will become a publicly traded company, and it is expected that its common stock will be listed on the NASDAQ exchange. Tal Keinan, Chairman and Chief Executive Officer of SHG, will continue to lead the business post-transaction. The combined company will have an implied pro forma equity market value of approximately $777 million at closing.

Boston Omaha Corporation, through one of its subsidiaries, has agreed to provide $55 million of financing in support of the transaction, which will be funded prior to the closing of the business combination, assuming SHG successfully raises at least $80 million in a private activity bond offering. This additional equity investment will initially be directly into SHG, and upon the successful consummation of the business combination will convert into 5,500,000 shares of the post-combination public company’s Class A common stock, at a price of $10 per share. In the event the business combination is not consummated, Boston Omaha’s investment will remain as Series B Preferred units of SHG. In addition, the parties will seek to raise additional funding to support the business combination through a private placement investment (“PIPE”) to be consummated at the closing of the transaction of $100 million. In addition to the $138 million raised in Yellowstone’s initial public offering and held in trust and the $55 million financing, Boston Omaha has agreed to provide to SHG a backstop valued at up to an additional $45 million through the purchase of additional shares of Yellowstone Class A common stock at a price of $10 per share if needed to meet the minimum investment condition of $150 million in cash and securities to SHG at the closing.

The combined company expects to receive up to $238 million in gross proceeds, assuming no redemptions of Yellowstone’s existing public stockholders. This figure excludes additional funds which may be raised in the PIPE. All SHG equityholders are retaining 100% of their equity in the combined company. The cash proceeds are expected to be used to fund the completion of four initial airport hangar campuses in addition to expansion at SHG’s location currently in operation.

The transaction has been unanimously approved by the Yellowstone Board of Directors, as well as the Board of Managers and all equityholders of SHG, and is subject to the satisfaction of customary closing conditions, including the approval of the shareholders of Yellowstone and the receipt by SHG of at least $80 million in a private activity bond financing currently expected to close in September.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K as amended as filed with the Securities and Exchange Commission (the "SEC") on May 24, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company's behalf are qualified in their entirety by this paragraph.

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

Results of Operations

For the six months ended June 30, 2021, we had net income of $6,017,134, of which $6,533,651 is related to the change in the fair value of the warrant liability. Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

Liquidity and Capital Resources

As of June 30, 2021, we held $736,005 in our operating cash account.

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

As of June 30, 2021, we had outstanding warrants to purchase of up to 14,519,228 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, are invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon this evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective, as of June 30, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and Warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s financial statements for the year ended December 31, 2020 and its balance sheet as of October 26, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K, as amended by our filing of a Form 10-K/A on May 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

14.1 (*)	Code of Ethics, filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K, filed with the Commission on March 12, 2021.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(*)	Incorporated by reference to the filing indicated.
(#)	Filed herewith.
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

August 6, 2021

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

August 6, 2021

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

August 6, 2021