Form 10-Q
period 2021-09-30
Yellowstone Acquisition Co
filed 2021-11-05
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, 13,598,898 shares of Class A common stock, par value $0.0001 per share, and 3,399,724 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

YELLOWSTONE ACQUISITION COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED September 30, 2021

Page
Part I – Financial Information	1
Item 1. Financial Statements (Unaudited)	1
Unaudited Balance Sheets as of September 30, 2021 and December 31, 2020	1
Unaudited Statements of Operations - Three and Nine Months Ended September 30,2021 and for the Period from August 25, 2020 (Inception) through September 30, 2020	2
Unaudited Statements of Changes in Stockholders' Equity - For the Period from August 25, 2020 (Inception) through September 30, 2020 and for the period from December 31, 2020 through September 30, 2021	3
Unaudited Statements of Cash Flows - For the Nine Months Ended September 30, 2021 and for the Period from August 25, 2020 (Inception) through September 30, 2020	4
Notes to Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
Part II – Other Information	16
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
Exhibit Index	18
Signatures	19

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:
Current assets:
Cash	$865,018	$1,122,194
Investments held in Trust	138,742,756	138,716,226
Prepaid expenses	295,041	403,186
Total Assets	139,902,815	140,241,606

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	370,287	153,928
Note payable to Sponsor	1,000,000	-
Deferred underwriting fee payable	4,759,615	4,759,615
Total Current Liabilities	6,129,902	4,913,543
Warrants liability	13,648,074	18,003,841
Total Liabilities	19,777,976	22,917,384

Commitments and Contingencies:
Class A common stock, $0.0001 par value; 13,598,898 shares subject to possible redemption at $10.20 per share	138,708,760	138,708,760

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,399,724 shares issued and outstanding at September 30, 2021 and December 31, 2020	340	340
Additional paid-in capital	-	-
Accumulated deficit	(18,584,261)	(21,384,878)
Total Stockholders' Equity	(18,583,921)	(21,384,538)
Total Liabilities and Stockholders' Equity	$139,902,815	$140,241,606

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2021

and for the Period from August 25, 2020 (Inception) through September 30, 2020

	For the Three Months Ended September 30, 2021	For the period from August 25, 2020 (inception) through September 30, 2020	For the Nine Months Ended September 30, 2021	For the period from August 25, 2020 (inception) through September 30, 2020

Professional fees and other expenses	$(823,735)	$-	$(1,074,639)	$-
State franchise taxes, other than income tax	(21,803)	-	(150,000)	-
General and administrative costs	(204,406)	(2,178)	(352,029)	(2,178)
Change in fair value of warrant liability	(2,177,885)	-	4,355,766	-
Net (loss) income from operations	(3,227,829)	(2,178)	2,779,098	(2,178)
Other income - interest and dividend income	9,500	-	23,387	-
Unrealized gain (loss) on marketable securities held in Trust	1,812	-	(1,868)	-
Income (loss) before income taxes	(3,216,517)	(2,178)	2,800,617	(2,178)
Income tax (provision) benefit	-	-	-	-
Net (loss) income attributable to common shares	$(3,216,517)	$(2,178)	$2,800,617	$(2,178)

Net (loss) income per common share:
Class A Common Stock - basic and diluted	$(0.19)	$(0.00)	$0.16	$(0.00)
Class B Common Stock - basic and diluted	$(0.19)	$(0.00)	$0.16	$(0.00)

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from August 25, 2020 (Inception) through September 30, 2020 and for the Period from December 31, 2020 through September 30, 2021

	Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance – August 25, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	3,593,750	359	24,641	-	25,000
Net loss	-	-	-	-	-	(2,178)	(2,178)
Balance – September 30, 2020	-	$-	3,593,750	$359	$24,641	$(2,178)	$22,822

Balance – December 31, 2020	-	$-	3,399,724	$340	$-	$(21,384,878)	$(21,384,538)
Net income (loss)	-	-	-	-	-	4,430,213	4,430,213
Balance – March 31, 2021	-	$-	3,399,724	$340	$-	$(16,954,665)	$(16,954,325)
Net income (loss)	-	-	-	-	-	1,586,921	1,586,921
Balance – June 30, 2021	-	$-	3,399,724	$340	$-	$(15,367,744)	$(15,367,404)
Net income (loss)	-	-	-	-	-	(3,216,517)	(3,216,517)
Balance – September 30, 2021	-	$-	3,399,724	$340	$-	$(18,584,261)	$(18,583,921)

YELLOWSTONE ACQUISITION COMPANY

UNAUDITED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2021

and for the Period from August 25, 2020 (Inception) through September 30, 2020

	For the nine months ended September 30, 2021	For the period from August 25, 2020 (inception) through September 30, 2020

Cash Flows from Operating Activities:
Net Income (Loss)	$2,800,617	$(2,178)
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain (loss) on marketable securities held in Trust	1,868	-
Issuance costs related to warrant liability	-	-
Change in fair value of warrant liability	(4,355,766)	-
Changes in operating assets and liabilities:
Prepaid expenses	108,145	-
Accounts payable and accrued expenses	216,359	-
Net cash used in operating activities	(1,228,777)	(2,178)

Cash Flows from Investing Activities:
Proceeds from sales of investments	901,737,862	-
Purchase of investments	(901,766,261)	-
Net cash used in investing activities	(28,399)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock, gross	-	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from issuance of Private Placement Warrants	-	-
Proceeds from Note Payable to Sponsor	1,000,000	150,000
Deferred offering costs paid	-	(145,242)
Net cash provided by financing activities	1,000,000	29,758

Net (decrease) increase in cash	(257,176)	27,580

Cash – beginning of the period	1,122,194	-
Cash – end of the period	$865,018	$27,580

Interest Paid in Cash	$-	$-
Income Taxes Paid in Cash	$-	$-

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Description

Organization and General

Yellowstone Acquisition Company (the “Company” or "Yellowstone") was incorporated in Delaware on August 25, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has neither engaged in any operations nor generated any revenue to date. The Company’s management has broad discretion with respect to the Business Combination, but intends to focus its search for a target business in the homebuilding, manufacturing serving the homebuilding market, financial services and commercial real estate industries. The Company’s Sponsor is BOC Yellowstone LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31 as its fiscal year-end.

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

Proposed Sky Harbour Business Combination

On August 1, 2021, Yellowstone Acquisition Company (the “Company”) and Sky Harbour LLC (“SHG”), a Delaware limited liability company, entered into a definitive equity purchase agreement (the “Equity Purchase Agreement”), which was subsequently announced on August 2, 2021.  Immediately thereafter, BOC YAC Funding LLC (“BOC YAC”), a Delaware limited liability company and wholly owned subsidiary of Boston Omaha Corporation (“Boston Omaha”), entered into a Series B Preferred Unit Purchase Agreement (the “Series B Purchase Agreement”) with SHG, which was also subsequently announced.  As part of the transaction, BOC YAC invested $55 million directly into SHG, and upon the successful consummation of the business combination between SHG and Yellowstone (the "Proposed Business Combination"), this investment will convert into 5,500,000 shares of the post-combination public company’s Class A Common Stock, valued at $10.00 per share (the “BOC Initial Investment”).  In the event the Business Combination is not consummated, Boston Omaha’s investment will remain as Series B Preferred units of SHG. Additionally, the Company and SHG will seek to raise additional funding to support the business combination through a private placement investment (“PIPE”) of $100 million to be consummated at the closing of the transaction.

On August 25, 2021, SHG announced that its subsidiary, Sky Harbour Capital LLC (“SH Capital”), entered into an agreement for $166 million in financing through the sale of Series 2021 private activity tax-exempt senior bonds through municipal conduit issuer, Public Finance Authority (“PFA”). SH Capital and its subsidiaries Sky Harbour Sugar Land Airport, LLC, Sky Harbour Opa Locka Airport, LLC, Nashville Hangars LLC, APA Hangars LLC, and DVT Hangars LLC will constitute an Obligated Group, the property and revenues of which will secure the bonds on a joint and several basis. The bond issuance consists of unrated senior fixed rate tax-exempt bonds with three term maturities, in 2036, 2041 and 2054, with principal amortization from 2032 thru 2054 (average life of 24 years). The term bonds were priced to yield 3.80% (2036), 4.00% (2041) and 4.25% (2054). This bond financing was completed on September 14, 2021.

In addition to the $138.7 million held in trust related to Yellowstone’s initial public offering and the $55.0 million preferred financing, Boston Omaha has agreed to provide to SHG a backstop valued at up to an additional $45.0 million through the purchase of additional shares of Yellowstone Class A common stock at a price of $10 per share if needed to meet the minimum investment condition of $150.0 million of cash and securities to SHG at the closing. This amount excludes additional funds which may be raised in the PIPE. All SHG equityholders are retaining 100% of their equity in the combined company. The cash proceeds are expected to be used to fund the completion of four initial airport hangar campuses in addition to expansion at SHG’s location currently in operation.

The transaction has been unanimously approved by the Yellowstone Board of Directors, as well as the Board of Managers and all equityholders of SHG, and is subject to the satisfaction of customary closing conditions, including the approval of the shareholders of Yellowstone.

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

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (continued)

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination although the Company believes the Proposed Business Combination meets all of these criteria.

As discussed above, the Company, entered into a definitive agreement for the Proposed Business Combination and intends to seek stockholder approval of the Proposed Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Proposed Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The Company will complete the Proposed Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Proposed Business Combination.

The Company will provide its stockholders holding Class A common stock with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.20 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The shares of Class A common stock are recorded at redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

Covid-19 Considerations

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (continued)

Net (Loss) Income Per Common Share

Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of September 30, 2021, we had outstanding warrants to purchase up to 14,519,228 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net (loss) income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the period.

Reconciliation of Earnings per Common Share

Basic and diluted earnings per common share is calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(2,573,214)	$(643,303)	$2,240,494	$560,123

Denominator:
Weighted-average shares outstanding	13,598,898	3,399,724	13,598,898	3,399,724

Basic and diluted net (loss) income per share	$(0.19)	$(0.19)	$0.16	$0.16

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts presented in the balance sheet.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. At September 30, 2021, management has not identified any uncertain tax positions that are not more likely than not to be sustained.

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

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

Founder Shares

On August 31, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), for an aggregate price of $25,000. Between October 9, 2020, and December 31, 2020, the Sponsor surrendered 2,350,276 Founder Shares to the Company for no consideration, resulting in an aggregate of 3,399,724 Founder Shares outstanding as of September 30, 2021. The Founder Shares will automatically convert into Class A common stock on a one-for-one basis at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions.

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

Related Party Reimbursement and Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans made by the Sponsor may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On September 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Proposed Business Combination pursuant to a promissory note (the “Note”). This loan bears interest at the Federal Short Term Rate published pursuant to Section 1274(d) of the Code, compounded annually.  The loan is payable on the earlier of the date on which the Company consummates its Business Combination or the date that the Company’s winding up is effective.  The principal balance, together with all accrued interest thereon, may be prepaid at any time at the election of the Company. As of September 30, 2021, there was $1,000,000 outstanding under the Note. At the option of the holder, the Note is convertible into Private Placement Warrants at a price of $1.00 per warrant. The Sponsor  may elect to convert all or any portion of the unpaid principal balance of the Note, together with all accrued and unpaid interest thereon, into that number of warrants, each whole warrant exercisable for one ordinary share of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Note, together with all accrued and unpaid interest thereon, being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company to the Sponsor.

Note 5 — Commitments

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Conversion Warrants that may be issued upon conversion of the Note and any additional warrants that may be issued in connection with any further Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants, the Conversion Warrants that may be issued upon conversion of the Note and any additional warrants that may be issued in connection with any further Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,500,000 in the aggregate, which amount was paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,759,615 (including over-allotment units) in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

YELLOWSTONE ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 6 — Stockholders' Equity

Common Stock

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 13,598,898 shares of Class A common stock issued and outstanding, all of which is subject to possible redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 3,399,724 shares of Class B common stock outstanding.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

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

The Company's assets that are measured at fair value on a recurring basis at September 30, 2021 are comprised of $138,742,756 of marketable U.S. treasury securities held in the Trust Account and $13,648,074 of Public and Private Placement warrants issued in connection with our Initial Public Offering, all of which are classified as Level 1 within the fair value hierarchy and are measured using quoted prices in active markets for identical assets or liabilities.  For the nine months ended September 30, 2021, the Company recognized a gain in the statement of operations resulting from a decrease in the fair value of the warrant liability of $4,355,766 presented as change in fair value of warrant liability.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. On August 2, we announced the entry into the Equity Purchase Agreement for the Proposed Business Combination.

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

If we are unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering, or January 25, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

For the nine months ended September 30, 2021, we had net income of $2,800,617, which includes a gain of $4,355,766 related to the change in the fair value of the warrant liability. Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination. On August 2, 2021, we announced the entry into the Equity Purchase Agreement for the Proposed Business Combination.

Liquidity and Capital Resources

As of September 30, 2021, we held $865,018 in our operating cash account.

Management believes that we will have sufficient working capital to meet our needs through January 25, 2022. Over this time period, we will be using these funds for paying existing accounts payable, and structuring, negotiating and consummating the Proposed Business Combination.

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

On September 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Proposed Business Combination pursuant to a promissory note (the “Note”). This loan bears interest at the Federal Short Term Rate published pursuant to Section 1274(d) of the Code, compounded annually.  The loan is payable on the earlier of the date on which the Company consummates its initial business combination or the date that the Company’s winding up is effective.  The principal balance, together with all accrued interest thereon, may be prepaid at any time at the election of the Company. As of September 30, 2021, there was $1,000,000 outstanding under the Note. At the option of the holder, the Note is convertible into Private Placement Warrants at a price of $1.00 per warrant. The Sponsor may elect to convert all or any portion of the unpaid principal balance of the Note, together with all accrued and unpaid interest thereon, into that number of Conversion Warrants, each whole warrant exercisable for one ordinary share of the Company, equal to: (x) the portion of the principal amount of the Note, together with all accrued and unpaid interest thereon, being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company to the Sponsor. In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans (including the $1,000,000 previously loaned on September 27, 2021) may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Pursuant to the registration rights agreement entered into with our initial stockholders prior to the closing of our initial public offering, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of warrants issued upon conversion of Working Capital Loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the securities covered thereby are released from their lock-up restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements. See the section of this prospectus entitled “Certain Relationships and Related Party Transactions.”

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

We have identified the following as our critical accounting policies:

Net (Loss) Income Per Common Share

Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of September 30, 2021, we had outstanding warrants to purchase of up to 14,519,228 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per common share is the same as basic net income per common share for the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, are invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective, as of September 30, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and Warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s financial statements for the year ended December 31, 2020 and its balance sheet as of October 26, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

2.1 (*)	Equity Purchase Agreement dated August 1, 2021

3.1 (*)	Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-249035) originally filed with the Commission on September 25, 2020.

3.2 (*)	Amended and Restated Certificate of Incorporation, dated October 19, 2020, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2020.

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

10.17 (*)	Sponsor Voting and Support Agreement dated August 1, 2021

10.18 (#)	$1,000,000 Promissory Note dated September 27, 2021

14.1 (*)	Code of Ethics, filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K, filed with the Commission on March 12, 2021.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(*)	Incorporated by reference to the filing indicated.
(#)	Filed herewith.
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

November 5, 2021

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

November 5, 2021

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

November 5, 2021