Form 10-K
period 2021-12-31
Sky Harbour Group Corp
filed 2022-03-28
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39648

Sky Harbour Group Corporation

(Exact name of registrant as specified in its Charter)

Delaware	85-2732947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
136 Tower Road, Suite 205
Westchester County Airport White Plains, NY (Address of principal executive offices)	10604 (Zip Code)
(212) 554-5990 Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Trading Symbols	Name of Exchange on Which Registered
Class A common stock, par value $0.0001 per share	SKYH	NYSE American LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SKYH WS	NYSE American LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

As of June 30, 2021, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price for the Class A common stock on June 30, 2021, as reported on NYSE, was $112,127,428.

As of March 16, 2022, 14,937,581 shares of Class A common stock, par value $0.0001 per share, and 42,192,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2021.

SKY HARBOUR GROUP CORPORATION

CERTAIN TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“BOC” are to Boston Omaha Corporation (NYSE:BOMN);

•

“Business Combination” are to the previously announced business combination pursuant to that certain Equity Purchase Agreement, dated as of August 1, 2021, between Yellowstone Acquisition Company (“YAC”) and Sky Harbour LLC, which closed on January 25, 2022;

•	“Common Stock” are to our Class A common stock and our Class B common stock, collectively;

•	“Existing Sky Equityholders” are to each of Tal Keinan, Due West Partners LLC (“Due West”), and Center Sky Harbour LLC (“Center Sky”);

•

“Founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our IPO, and the shares of our Class A common stock issued upon the conversion thereof as described herein;

•	“Initial Stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

•	“IPO” are to our initial public offering declared effective by the Securities and Exchange Commission on October 20, 2020;

•	“Management” or our “Management Team” are to our officers and directors;

•	“PABs” are to the Series 2021 private activity tax-exempt senior bonds sold by Sky Harbour Capital LLC through a municipal conduit issuer, Public Finance Authority (Wisconsin);

•	“Private Placement Warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO;

•

“Public Shares” are to shares of our Class A common stock sold as part of the units in our IPO (whether they were purchased in such offering, or thereafter in the open market), and the Class A and Class B common stock issued in conjunction with the Business Combination on January 25, 2022;

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

•	“Sky” are to Sky Harbour LLC, a Delaware limited liability company;

•	“Sponsor” are to BOC Yellowstone LLC, a Delaware limited liability company;

•

“Warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

•	“we,” “us,” “company” or “our company” are to Sky Harbour Group Corporation (formerly known as Yellowstone Acquisition Company or YAC).

EXPLANATORY NOTE

Prior to January 25, 2022, YAC was a blank check company formed for the purpose of effecting a merger, stock purchase, reorganization or similar acquisition or business combination with one or more businesses. On January 25, 2022 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2021, the fiscal year to which this Annual Report on Form 10-K relates, YAC completed the previously announced business combination pursuant to that certain Equity Purchase Agreement, dated as of August 1, 2021 (the “Equity Purchase Agreement”), between YAC and Sky. Each of the Existing Sky Equityholders separately entered into an Equityholders Voting and Support Agreement irrevocably agreeing to vote in favor of the business combination set forth in the Equity Purchase Agreement. As contemplated by the Equity Purchase Agreement, on the Closing Date the following occurred: (a) YAC changed its name to “Sky Harbour Group Corporation”; (b) all outstanding shares of Class B common stock of YAC, par value $0.0001 per share (“Sponsor Stock”), held by the Sponsor, were converted into shares of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”); (c) Sky restructured its capitalization, issued to the Company 14,937,581 common units of Sky (the “Sky Common Units”), which was equal to the number of outstanding shares of Class A Common Stock immediately after giving effect to the Business Combination (taking into account the redemption of Class A Common Stock and the Class A Common Stock issued under the BOC PIPE (as defined below)), reclassified the existing Sky Common Units (other than the existing Sky incentive common units (the “Sky Incentive Units”)), existing Sky Series A preferred units and the existing Sky Series B preferred units into Sky Common Units; (d) effected certain adjustments to the number of Sky Incentive Units to reflect the new capital structure; (e) appointed the Company as the managing member of Sky; (f) the Sky Common Units issued to BOC YAC Funding LLC (“BOC YAC”) in respect of its Series B preferred units were converted into 5,500,000 shares of Class A Common Stock; (h) holders of Sky Common Units received one share of Class B common stock, $0.0001 par value per share (the “Class B Common Stock”) for each Sky Common Unit, and as consideration for the issuance of 14,937,581 Sky Common Units by Sky to the Company, YAC contributed to Sky $46,262,048 consisting of the amount held in the YAC trust account after (i) deducting $123,068,515 required to fund the redemption of the Class A Common Stock held by eligible stockholders who properly elected to have their shares redeemed as of the Closing Date, (ii) taking into account the $45,000,000 purchase of Class A Common Stock by Boston Omaha (the “BOC PIPE”) and (iii) deducting $21,164,160 consisting of deferred underwriting commissions, transaction expenses, and the BOC Yellowstone LLC promissory note repayment; and (i) without any action on the part of any holder of YAC Warrants, each YAC Warrant that is issued and outstanding immediately prior to the closing became a SHG Corporation Warrant.

Holders of 12,061,041 shares of YAC Class A common stock elected to have their shares redeemed in connection with the closing of the Business Combination.

As a result of the Business Combination, the Company is organized as an “Up-C” structure in which substantially all of the operating assets of Sky’s business are held by Sky, and the Company’s only assets are its equity interests in Sky.

As of the open of trading on January 26, 2022, the Class A Common Stock and Warrants of the Company, formerly those of YAC, began trading on the NYSE American LLC (“NYSE American”) as “SKYH” and “SKYH WS,” respectively.

Substantially concurrently with the filing of this Annual Report on Form 10-K, we will be filing Amendment No. 1 to our Current Report on Form 8-K, initially filed on January 31, 2022, which will include the audited consolidated financial statements of Sky for the year ended December 31, 2021, or the Sky Audited Financial Statements, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Reports on Form 8-K for more information.

Except as otherwise expressly provided herein, the information in this Annual Report on Form 10-K does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “might,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●

expectations regarding the Company’s strategies and future financial performance, including the Company’s future business plans or objectives, prospective performance and commercial opportunities and competitors, services, pricing, marketing plans, operating expenses, market trends, revenues, liquidity, cash flows and uses of cash, capital expenditures, and the Company’s ability to invest in growth initiatives;

●	the outcome of any legal proceedings that may be instituted against the Company or its predecessors in connection with the Business Combination and related transactions;

●	our limited operating history makes it difficult to predict future revenues and operating results;

●	financial projections may not prove to be reflective of actual financial results;

●

the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;

●	costs related to the Business Combination;

●	changes in applicable laws or regulations;

●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and

●	our financial performance.

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

Risks Relating to Our Business

•	We have a limited operating history and could experience significant operating losses in the future.

•	Our business, and the aviation industry generally, are subject to downturns in the economy and disruption and volatility in the financial markets.

•

Our growth will depend in part upon our ability to enter into new ground leases at airports, and we may be unsuccessful in identifying and consummating attractive new ground leases or taking advantage of other investment opportunities, which would impede our growth and materially and adversely affect our business and results of operation.

•	Our ability to meet our obligations under our ground leases and our indebtedness is dependent on our ability to enter into and collect lease payments from tenants.

•

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues.

•

Secured debt obligations, including those under the Public Activity Bonds (the “PABs”), expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

•	Our growth will depend on our access to external sources of capital, and our ability to obtain financing or access capital markets may be limited.

•

Sky’s ability to pay dividends to its unitholders, including us, is dependent on meeting certain debt service maintenance and restricted payment tests under the master and bond indentures of Sky’s wholly owned subsidiary Sky Harbour Capital LLC and the trustee and bondholders of its PABs.

•

Increases in market interest rates or unavailability of additional indebtedness may make it difficult for us to finance or refinance our debt, which could have a material adverse effect on our financial condition, results of operations and growth prospects.

•	The aviation industry generally, and our business specifically, have been and may continue to be materially adversely affected by the global COVID-19 pandemic.

•	The industry in which we operate is subject to significant competition and our failure to effectively compete could have a material adverse effect on our business and results of operations.

•	The growth and success of our business is subject to our ability to market and to attract and retain tenants.

•

Our rental income will initially be concentrated within a small number of tenants and the loss of or default by one or more significant tenants could have a material adverse effect on our business and results of operations.

•

Our capital projects are subject to uncertainties, including the possibility of delays and cost overruns, which could have a material adverse effect on our business, results of operations and market reputation.

•

Failure to adequately maintain our Home-Basing Solutions (“HBS”) hangar campuses or the integrity of our fuel supplies may have a material adverse impact on the revenue or market share of one or more of our hangar campuses resulting in a decline in operations of the business.

•	The growth and success of our business is dependent on the continued service of certain key employees and the ability to recruit and retain new employees.

•

Our management team has no prior experience operating a public company, and we cannot assure you that the past experience of our senior management team will be sufficient to successfully operate as a public company.

•

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in the Company and, as a result, the value of our common stock.

•	We expect to conduct substantially all of our operations under ground leases, which grant significant rights to airport authorities as our direct or ultimate landlord.

Risks Relating to Tax

•

Our only principal asset is our interest in Sky, and accordingly we are dependent on distributions from Sky to pay dividends, taxes, other expenses, and make any payments required to be made under the Tax Receivable Agreement.

•	In certain cases, payments under the Tax Receivable Agreement may (i) exceed any actual tax benefits the Tax Group realizes or (ii) be accelerated.

Risks Relating to Our Common Stock and Warrants

•	The market price of Class A Common Stock and Public Warrants has been and may continue to be extremely volatile, which could cause purchasers of our securities to incur substantial losses.

•	We cannot predict the impact our dual class structure may have on the stock price of Class A Common Stock.

•

The outstanding Warrants will become exercisable for shares of Class A Common Stock no later than April 21, 2022 and common units in Sky may be redeemed for Class A common stock upon expiration of the applicable lock-up period. The exercise of these outstanding warrants will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

•	We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to the holders of such Warrants, thereby making such Warrants worthless.

•	You may experience future dilution as a result of future equity offerings.

PART I

ITEM 1.	BUSINESS

Business Combination

On the Closing Date, we completed the previously announced business combination pursuant to the Equity Purchase Agreement between us and Sky. Each of the Existing Sky Equityholders separately entered into an Equityholders Voting and Support Agreement irrevocably agreeing to vote in favor of the business combination set forth in the Equity Purchase Agreement. As contemplated by the Equity Purchase Agreement, on the Closing Date the following occurred: (a) YAC changed its name to “Sky Harbour Group Corporation”; (b) all outstanding shares of Sponsor Stock held by the Sponsor were converted into shares of Class A Common Stock of the Company; (c) Sky restructured its capitalization, issued to the Company 14,937,581 Sky Common Units, which was equal to the number of outstanding shares of Class A Common Stock immediately after giving effect to the Business combination (taking into account the redemption of Class A Common Stock and the Class A Common Stock issued under the BOC PIPE (as defined below)), reclassified the existing Sky Common Units (other than the Sky Incentive Units), existing Sky Series A preferred units and the existing Sky Series B preferred units into Sky Common Units; (d) effected certain adjustments to the number of Sky Incentive Units to reflect the new capital structure; (e) appointed the Company as the managing member of Sky; (f) the Sky Common Units issued to BOC YAC in respect of its Series B preferred units were converted into 5,500,000 shares of Class A Common Stock; (h) holders of Sky Common Units received one share of Class B Common Stock for each Sky Common Unit, and as consideration for the issuance of 14,937,581 Sky Common Units by Sky to the Company, YAC contributed to Sky $46,262,048 consisting of the amount held in the YAC trust account after (i) deducting $123,068,515 required to fund the redemption of the Class A Common Stock held by eligible stockholders who properly elected to have their shares redeemed as of the Closing Date, (ii) taking into account the BOC PIPE and (iii) deducting $21,164,160 consisting of deferred underwriting commissions, transaction expenses, and the BOC Yellowstone LLC promissory note repayment; and (i) without any action on the part of any holder of YAC Warrants, each YAC Warrant that is issued and outstanding immediately prior to the closing became a SHG Corporation Warrant (the transactions referred to in clauses (a) through (i), collectively, the “Business Combination”).

As a result of the Business Combination, the Company is organized as an “Up-C” structure in which substantially all of the operating assets of Sky’s business are held by Sky, and the Company’s only assets are its equity interests in Sky.

As of the open of trading on January 26, 2022, the Class A Common Stock and Warrants of the Company, formerly those of YAC, began trading on the NYSE American as “SKYH” and “SKYH WS,” respectively. The disclosure in Items 1 and 1A of this report gives effect to the Business Combination and includes the operations of Sky prior to the Business Combination.

Overview

We are an aviation infrastructure development company building the first nationwide network of Home-Basing Solutions (“HBS”) for business aircraft. We develop, lease and manage general aviation hangars across the United States, targeting airfields in markets with significant aircraft populations and high hangar demand. Our HBS campuses feature exclusive private hangars and a full suite of dedicated services specifically designed for home-based aircraft.

As the fleet of private jets in the United States continues to grow, with recent new aircraft deliveries exceeding retirements, demand for hangar space is at a premium in part because new jets require more square footage of hangar space and the pace of new hangar construction has lagged behind the demand. The cumulative square footage of the business aircraft fleet in the United States increased 42% between 2010 and 2020. Moreover, over that same period, there was a 70% increase in the square footage of larger private jets – those with greater than a 24-foot tail height. The larger footprint aircraft do not fit in much of the existing hangar infrastructure and impose stacking challenges and constraints in the traditional shared or community hangars operated by fixed-base operators (“FBO”). The addition of winglets (the vertical extensions on aircraft wingtips) on most modern business jets inhibits wing-over-wing storage. Aircraft hangars are in high demand and short supply, with some airports compiling waiting lists that can exceed several years.

Our scalable business strategy addresses the increased imbalance between the supply and demand for private jet storage, including the lack of hangar facilities able to accommodate larger aircraft, by growing our portfolio of HBS campuses at key airports across the United States. We target airports with excess demand for private hangar space, typically near metropolitan areas, which include both established and growing markets. We intend to capitalize on the existing hangar supply constraints at major US airports by targeting high-end tenants in markets where there is a shortage of private and FBO hangar space, or where such hangars are or are becoming obsolete.

In contrast with community hangars and other facilities provided by FBOs, the HBS campuses we offer provide the following features and services:

•	private hangar space for exclusive use of the tenant;

•	adjoining attractive/custom lounge and office suites;

•	dedicated line crews and services;

•	climate control to mitigate condensation and associated corrosion;

•	features to support in-hangar aircraft maintenance;

•	no-foam fire suppression;

•	customized software to provide security, control access and monitor hangar space.

We use a standard set of proprietary prototype hangar designs, which are intended to lower construction costs, minimize development risk, expedite permit issuance, and facilitate the implementation of refinements across its portfolio. Hangar features include:

•	the ability to accommodate heavy business jets in single configuration, medium jets in twin or triplet configuration, or light jets in multi-configuration;

•

compliance with National Fire Protection Association (“NFPA”) 409 Group III fire code, eliminating foam fire protection systems, resulting in lower construction costs and operating expenses, as well as eliminating accidental foam discharges and the resultant negative effects on aircraft maintenance and resale value;

•	high-voltage, industrial drainage and impervious floors that support in-hangar maintenance and inspections; and

•	control through smartphone application.

Our product strategy aims to attract tenants with exclusive access to their aircraft, minimize the risk of damage to aircraft, provide increased access, security and control, facilitate maintenance, and improve pre-flight and post-flight convenience. We believe these products and services complement those of the FBO facilities.

We believe demand for HBS services will be driven broadly by the growing size of the business aviation fleet in the United States and the delivery of larger aircraft with taller tail heights. The discovery by first-time flyers in the convenience, control and comfort of general aviation has caused a shift in consumer behavior which we believe will also support increasing demand for HBS services.

While private aircraft use generally was not affected to the extent of commercial aviation, and some private aircraft clients may continue to use that mode of aviation following the pandemic, preferences for air travel and specifically general aviation are unknown and may change following COVID-19. See “Risk Factors – The aviation industry generally, and the business of Sky specifically, have been and may continue to be materially adversely affected by the global COVID-19 pandemic.”

Tax Exempt Senior Bond Issuance

On September 14, 2021, our wholly-owned subsidiary following the business combination, Sky Harbour Capital LLC (“SHC”), closed a $166.34 million financing through the sale of Series 2021 private activity tax-exempt senior bonds through a municipal conduit issuer, Public Finance Authority (Wisconsin) (the “PABs”). The bond issuance consisted of unrated senior fixed tax-exempt bonds with three term maturities (2036, 2041 and 2054) with an average life principal amortization of 24 years. The term bonds were priced to yield 3.80% (2036), 4.00% (2041) and 4.25% (2054). The use of proceeds from this issuance, together with proceeds from the sale of the $55 million of our Series B Preferred Units to BOC YAC, were used, in part, to fund a construction escrow account for Sky’s development program at five airports consisting of 8 existing hangars and 73 new hangars in various phases of development and construction located at Miami-Opa Locka Executive Airport, Sugar Land Regional Airport, Nashville International Airport, Centennial Airport and Phoenix Deer Valley Airport and to repay all existing indebtedness of Sky.

The PABs are obligations of all the operating subsidiaries of Sky Harbour Capital LLC, the borrower subsidiary of Sky. The PABs are senior secured obligations with a collateral package that includes the leasehold improvements, ground leases and tenant leases of Sky financed with such bonds. There are financial covenants that restrict the ability to make cash distributions to Sky and, thus, may limit the ability to distribute dividends in the future. Failure to meet financial and other covenants under the PABs master and bond indenture, if not cured, may lead to an acceleration of the debt and foreclosure on Sky’s main operating assets.

Investment Criteria

We seek to develop our HBS hangar campuses on long-term ground leases (or sub-leases thereof) at airports with suitable infrastructure serving metropolitan centers across the United States.

Our Properties

We currently maintain our executive office at 136 Tower Road, Suite 205, Westchester County Airport, White Plains, NY 10604 under a lease agreement. We consider our current office space adequate for our current operations.

The table below presents certain information with respect to our portfolio as of December 31, 2021. We lease each of our properties under long-term ground leases.

●	Sugar Land Regional Airport, Sugar Land, TX (Houston area);
●	Miami-Opa Locka Executive Airport, Opa-Locka, FL (Miami area);
●	Nashville International Airport, Nashville, TN;
●	Centennial Airport, Englewood, CO (Denver area); and
●	Phoenix Deer Valley Airport, Phoenix, AZ.

Initial Portfolio

Facility	Status	Scheduled Construction Start	Scheduled Completion Date	Estimated Total Construction Cost ($mm)	Hangars	Square Footage
SGR Phase I	Complete	Complete	Complete	$15.1	7	66,080
SGR Phase II	Predevelopment	April 2023	July 2024	8.7	6	56,580
OPF Phase I	In Construction	August 2021	November 2022	33.2	12	160,488
OPF Phase II	Predevelopment	August 2022	November 2023	20.9	7	99,400
BNA	In Construction	July 2021	October 2022	26.8	10	149,602
APA Phase I	In Bidding	May 2022	August 2023	26.4	9	131,000
APA Phase II	Predevelopment	August 2023	November 2024	21.2	9	102,210
DVT Phase I	In Design	April 2022	October 2023	20.8	8	113,600
DVT Phase II	Predevelopment	May 2023	August 2024	19.3	10	105,000
Total				$192.4	78	983,960

Our current facilities include seven constructed hangars at the Sugar Land site and an existing hangar facility at the Nashville site, which amount to approximately 66,000 square feet and 27,000 square feet, respectively, of rentable space. In addition, we have improvements in construction at the Nashville and Miami Opa-Locka sites, and facilities that are not yet constructed, including proposed improvements at the Sugar Land, Centennial and Deer Valley sites.

Each facility is expected to consist of clusters of between nine and 22 hangars. On average, each hangar provides 12,000 square feet of hangar space and 1,300 to 2,000 square feet of office space. Once completed, the facilities are expected to total 78 hangars on 81 acres of ground leases, with an infrastructure of over 980,000 square feet expected to be completed in the next five years.

We intend to lease each respective facility to one or more tenants, who will use all or a portion of such facility for general aviation aircraft storage and related uses permitted under the respective ground leases and will pay rent and other charges derived from HBS activity on the respective sites to us pursuant to a sublease.

Sugar Land Site

The Airport. Sugar Land Regional Airport (“SGR”) is located approximately 20 miles southwest of the Houston central business district. The airport is owned by the City of Sugar Land and is situated on 622 acres. SGR is a publicly-owned, public-use general aviation facility, and it is included in the Federal Aviation Administration’s (“FAA”) National Plan of Integrated Airport Systems (“NPAIS”).

SGR is designated as a “reliever airport” for George Bush Intercontinental Airport (“IAH”) and William P. Hobby International Airport (“HOU”) in Houston. Twenty-four companies on the 2021 Fortune 500 list are headquartered in the Houston metro area.

According to the 2018 Texas Aviation Economic Impact Study, a significant portion of SGR activity is attributable to itinerant operations by business jet aircraft. SGR is home to seven on-airport businesses that offer services such as FBO amenities, aircraft maintenance, and avionics. The most frequent general aviation operations at SGR involve business and charter flights, flight instruction, recreational flying and law enforcement.

Sugar Land Site Facilities. The total development will consist of 13 individually leased NFPA Group III hangars, with a combined leasable area of 122,660 square feet situated within three buildings. The first phase is divided into seven private hangars, which were completed in December 2020. The second phase plans to include six private hangars. All hangars feature 28’-high doors and include 480-, 240- and 120-volt electrical outlets to allow for routine maintenance. The Sugar Land ground lease provides that, if construction of the second phase is not commenced by October 15, 2022, the ground lease with parcels comprising the second phase project site will automatically terminate.

Sugar Land Facilities Construction Project. The total cost of the Sugar Land facilities is estimated to be approximately $23.8 million, of which $15.1 million is the recently completed facilities and $8.7 million is the expected cost of the facilities in the second phase.

Sugar Land Tenant Leases/LOIs. Currently, the Sugar Land development has one executed lease, comprising approximately 43% of the first phase leasable area. The lease commenced December 3, 2020 for a five-year term. The remaining hangar units currently are being marketed for lease.

General Airport Facilities. General airport facilities at SGR include an 8,000-foot primary runway, as well as fuel services, aircraft storage in hangars, and tie-down parking. SGR includes United States Customs facilities.

Based Aircraft. The following table shows based aircraft data at SGR:

Based Aircraft
SGR

Aircraft Type	Total

Jet	42
Multi-Engine Aircraft	18
Single Engine Aircraft	101
Helicopters	3
Total	164

Sources: Jet data from JETNET as of 2021. All other data as of 2017 from Sugar Land Master Plan.

Aircraft Operations. Between 2018 and 2019, SGR experienced a 10.07% increase in overall operations. Total general aviation operations increased 3.36%, and local civil operations increased 25.24%. The effects of the COVID-19 pandemic can be seen in the change from 2019 to 2020: total operations at SGR decreased 10.75%, general aviation declined 14.10%, and civil operations declined 4.51%. The significant increase in projected operations from 2020 to 2021 is largely attributable to the fact that the FAA Terminal Area Forecast (“TAF”) forward-looking data was produced prior to the pandemic, and does not consider its ongoing effects. As illustrated in the table on the following page, growth is projected in overall operations through 2037.

HISTORICAL AND PROJECTED AIRCRAFT OPERATIONS
SGR

	Itinerant Operations					Local Operations
Fiscal Year	Air Carrier	Air Taxi & Commuter	General Aviation	Military	TOTAL	Civil	Military	TOTAL	TOTAL OPS
2018	12	6,492	39,343	140	45,987	21,642	62	21,704	67,691
2019	0	6,577	40,663	114	47,354	27,105	50	27,155	74,509
2020	0	5,502	34,931	153	40,586	25,882	34	25,916	66,502
2021	0	8,091	38,972	128	47,191	25,132	86	25,218	72,409
2022*	0	6,939	41,575	138	48,652	29,924	58	29,982	78,634
2023*	0	7,008	41,576	138	48,722	29,985	58	30,043	78,765
2024*	0	7,077	41,577	138	48,792	30,046	58	30,104	78,896
2025*	0	7,148	41,578	138	48,864	30,107	58	30,165	79,029
2026*	0	7,220	41,579	138	48,937	30,168	58	30,226	79,163
2027*	0	7,292	41,580	138	49,010	30,229	58	30,287	79,297
2028*	0	7,365	41,581	138	49,084	30,290	58	30,348	79,432
2029*	0	7,438	41,582	138	49,158	30,352	58	30,410	79,568
2030*	0	7,512	41,583	138	49,233	30,414	58	30,472	79,705
2031*	0	7,587	41,584	138	49,309	30,476	58	30,534	79,843
2032*	0	7,662	41,585	138	49,385	30,538	58	30,596	79,981
2033*	0	7,738	41,586	138	49,462	30,600	58	30,658	80,120
2034*	0	7,815	41,587	138	49,540	30,662	58	30,720	80,260
2035*	0	7,892	41,588	138	49,618	30,724	58	30,782	80,400
2036*	0	7,970	41,589	138	49,697	30,786	58	30,844	80,541
2037*	0	8,049	41,590	138	49,777	30,848	58	30,906	80,683

Sources: Historic data derived from FAA Operations Network (“OPSNET”).

* Forecast data via FAA TAF.

Regional Airport Competition. Within a 30-mile radius from SGR, there are five alternate locations accommodating business jet service and offering a minimum runway length of 5,000 feet, as described in the following paragraphs.

Houston Hobby Airport (“HOU”) is a commercial and general aviation airport located approximately seven miles southeast of downtown Houston. Currently, 12 commercial airlines serve HOU, and it is Houston’s second busiest airport, after IAH, ranked 34th in the nation for passenger traffic. Operated by the City of Houston Department of Aviation, HOU is located within the city limits of Houston, Texas, and the boundary of Harris County, Texas. General aviation is a very active sector at HOU, with general aviation services provided by six FBOs: Signature Flight Support, Jet Aviation, Million Air Houston, Atlantic Aviation, Wilson Air Center, and Galaxy FBO.

Ellington Field (“EFD”) is a public-use, general aviation reliever facility located in Harris County, Texas, 18 miles east of Houston. EFD offers one museum and nine on-airport businesses, which offer services such as FBO amenities through Signature Flight Support, military training, and flight instruction. The most frequent general aviation operations at EFD include flight instruction, recreational flying, medical transport, search and rescue, law enforcement, powerline and pipeline patrols, military exercises, and business flights. With close proximity to Johnson Space Center, EFD supports activities affiliated with the National Aeronautics and Space Administration, and it is home to the Ellington Field Joint Reserve Base. In addition, the airport is home to the Houston Spaceport, the nation’s 10th licensed commercial spaceport.

Houston Executive Airport (“TME”) is the region’s newest airport, located in Waller County, Texas, approximately 15 miles northwest of downtown Houston. TME is a public-use, general aviation facility that is privately-owned and operated. The airport has 10 large community hangars, 60 individual plane hangars and a control tower. The airport currently does not have a customs facility and is served by a single FBO, Henricksen Jet Center.

Houston Southwest Airport (“AXH”) is a privately-owned, public-use, general aviation facility located 15 miles southwest of Houston’s central business district. The airport offers ten on-airport businesses, which offer services such as the airport-owned FBO and business amenities, flight instruction, aircraft maintenance, and medical transport. The most frequent general aviation operations at AXH include recreational flying, business flying, charter flights, flight instruction, aerial photography, law enforcement, utility patrols, and medical transport. There are 24 hangars on the field, ranging in size from 3,500 square feet to 17,000 square feet. In addition, there are 39 T-hangars available for single engine aircraft through small twin-engine aircraft.

David Wayne Hooks Memorial Airport (“DWH”) is privately-owned, medium-sized, primarily general aviation airport near the city of Tomball in unincorporated Harris County, Texas. It is located approximately 23 miles northwest of Houston’s central business district and approximately ten miles northwest of IAH. DWH is a public-use, general aviation facility and FBO services are provided by Gill Aviation.

Based Aircraft—Regional Airports. The following chart identifies the latest available information on the number of based aircraft at SGR and each of the alternate airports described above.

Aircraft Based on the Field
at SGR and Alternatives

Location	Single Engine	Multi Engine	Jet*	Helicopters	Military	Total
Houston Hobby (HOU)**	9	9	180	8	0	206
Ellington Field (EFD)**	32	8	14	0	25	79
Houston Executive (TME)**	62	25	26	0	0	113
Houston Southwest (AXH)**	106	13	0	3	0	122
David Wayne Hooks (DWH)**	117	14	26	0	0	157
Sugar Land Regional (SGR)	101	18	42	3	0	164
TOTAL	427	87	288	14	25	841
SGR as a % of Total	24%	21%	15%	21%	0%	20%

Source: JETNET and AirNav.

* Jet data current as of 2021 from JETNET.

** AirNav data current as of 2021.

On-Airport Hangar Services Competition. As the sole FBO onsite at SGR, GlobalSelect is the primary competition for SHG Corporation Sugar Land. Western Airways, also located on-airport, has maintenance hangars onsite, and can accommodate short-term hangar rentals without FBO services until space becomes available with GlobalSelect.

Opa-Locka Site

The Airport. Miami-Opa Locka Executive Airport (“OPF”) in Opa-Locka, Florida, is located approximately ten miles north of the Miami central business district, 16 miles from Miami Beach and seven miles from Miami International Airport (“MIA”). OPF, a publicly-owned, public-use general aviation facility, is owned by Miami-Dade County, operated by the Miami-Dade Aviation Department and situated on 1,810 acres.

According to Miami-Dade County, the Miami Airport System consists of five active airports, with OPF being the largest general aviation airport in the system and designated as a reliever to MIA. Notably, OPF ranks seventh in the FAA’s Top Ten Airports for Domestic Business Jet Operations, with 58,486 domestic business jet operations during the period February 2021 through January 2022.

Miami-Opa Locka Site Facilities. The Miami-Opa Locka facilities are planned to be constructed in two phases and in total are expected to consist of 19 individually-leased NFPA Group III hangars comprising 259,888 total square feet. Each hangar is approximately 13,374 square feet, which can accommodate the various ultra-long-range jets and include 480-, 240- and 120-volt electrical outlets to allow for routine maintenance. Every hangar includes a ramp area for aircraft startup and shutdown in front of the hangar doors. Car parking is included in the hangar space. The adjoining office space includes high-end finishes with a kitchen, storage and a bathroom with showers. Each unit is assigned adjacent outdoor parking, as well. The hangars are rented on long-term (3-5 year) leases, with the Company including its own line crew and ground service equipment.

Miami-Opa Locka Facilities Construction Project. The total cost of the Miami-Opa Locka facilities is estimated to be approximately $54 million. Construction on the first phase of the Miami-Opa Locka facilities began in August 2021, and the second phase is in predevelopment.

Sky Opa Locka Tenant Leases/LOIs. Currently, five letters of intent (“LOI”) and three leases have been executed with respect to the first phase and a fourth lease is in currently in agreed form pending execution. The remaining hangar units currently are being marketed for lease.

General Airport Facilities. Facilities at OPF include three runways. All three runways are served by full-length paved parallel taxiways. Other facilities at OPF include hangars and tie-downs for aircraft parking and fuel services.

Based Aircraft. The following table shows based aircraft data at OPF:

Based Aircraft
OPF

Aircraft Type	Total

Jet	171
Multi-Engine Aircraft	13
Single Engine Aircraft	35
Military	5
Helicopters	3
Total	227

Sources: Jet data from JETNET as of 2021. All other data as of 2018 from AirNav.

Aircraft Operations. Between 2018 and 2019, OPF experienced a 10.31% increase in overall operations. Total general aviation operations increased 3.94%, and local civil operations increased 25.72%. The effects of the COVID-19 pandemic can be seen in the change from 2019 to 2020: total operations at OPF decreased 20.81%, general aviation declined 19.97%, and civil operations declined 32.41%. The significant increase in projected operations from 2020 to 2021 is largely attributable to the fact that TAF forward-looking data was produced prior to the pandemic, and does not consider its ongoing effects. As illustrated in the table below, nominal growth is projected in overall operations through 2037.

HISTORICAL AND PROJECTED AIRCRAFT OPERATIONS
OPF

	Itinerant Operations					Local Operations
Fiscal Year	Air Carrier	Air Taxi & Commuter	General Aviation	Military	TOTAL	Civil	Military	TOTAL	TOTAL OPS
2018	69	12,036	85,551	5,195	102,851	47,631	3,685	51,316	154,167
2019	76	13,982	88,923	4,767	107,748	59,882	2,437	62,319	170,067
2020	47	15,374	71,164	4,833	91,418	40,476	2,789	43,265	134,683
2021	127	24,771	88,486	4,399	117,783	43,314	2,118	45,432	163,215
2022*	85	13,814	92,606	4,887	111,392	65,255	2,909	68,164	179,556
2023*	85	14,074	93,069	4,887	112,115	65,271	2,909	68,180	180,295
2024*	85	14,337	93,534	4,887	112,843	65,287	2,909	68,196	181,039
2025*	85	14,609	94,002	4,887	113,583	65,303	2,909	68,212	181,795
2026*	85	14,889	94,472	4,887	114,333	65,319	2,909	68,228	182,561
2027*	85	15,174	94,944	4,887	115,090	65,335	2,909	68,244	183,334
2028*	85	15,463	95,418	4,887	115,853	65,351	2,909	68,260	184,113
2029*	85	15,758	95,895	4,887	116,625	65,367	2,909	68,276	184,901
2030*	85	16,067	96,375	4,887	117,414	65,383	2,909	68,292	185,706
2031*	85	16,378	96,857	4,887	118,207	65,399	2,909	68,308	186,515
2032*	85	16,691	97,342	4,887	119,005	65,415	2,909	68,324	187,329
2033*	85	17,011	97,829	4,887	119,812	65,431	2,909	68,340	188,152
2034*	85	17,336	98,318	4,887	120,626	65,447	2,909	68,356	188,982
2035*	85	17,667	98,810	4,887	121,449	65,463	2,909	68,372	189,821
2036*	85	18,008	99,304	4,887	122,284	65,479	2,909	68,388	190,672
2037*	85	18,357	99,800	4,887	123,129	65,495	2,909	68,404	191,533

Sources: Historic data derived from FAA OPSNET.

* Forecast data via FAA TAF.

Regional Airport Competition. The following four airports, each accommodating business jet service and providing a minimum runway length of 5,000 feet, have been identified as alternate locations within the OPF service area.

MIA is operated by the Miami-Dade Aviation Department and is the property of Miami-Dade County. MIA now offers more flights to Latin America and the Caribbean than any other United States airport, is the United States’ third-busiest airport for international passengers, with over 80 airlines serving 150 destinations, and is the nation’s top airport for international freight. MIA is also the leading economic engine for Miami-Dade County and the State of Florida. MIA’s vision is to grow from a recognized hemispheric hub to a global airport of choice that offers customers a world-class experience and an expanded route network with direct passenger and cargo access to all world regions. Signature Flight Support is the only FBO onsite at MIA, offering a 20,000-square foot community hangar. No private hangar space is available.

Miami-Executive Airport (“TMB”) is a public airport in unincorporated Miami-Dade County, Florida, 13 miles southwest of downtown Miami. TMB is operated by the Miami-Dade Aviation Department and is a designated reliever airport for MIA. TMB’s property is composed of 1,360 acres and includes three active runways. Facilities at TMB include FBOs, T-hangar bays, business hangars, an aviation museum and office space. TMB also has a Customs and Border Patrol facility to service international traffic. Among TMB’s major tenants are several aircraft maintenance businesses, FBOs, air taxi/charter operators and flight schools. With its on-site aviation-related schools and the airport’s proximity to businesses in the South Florida region, TMB has a significant amount of flight training, business and charter operations. The airport includes three FBOs: Reliance Aviation, Signature Flight Support and Air Sal Aviation. No private hangar space is available among the FBOs at TMB, and certain community hangars cannot accommodate larger aircraft.

Fort Lauderdale-Hollywood International Airport (“FLL”) is in unincorporated Broward County, Florida, located in Fort Lauderdale, 21 miles north of Miami. FLL is one of the fastest-recovering U.S. airports, with passenger traffic approaching 2019 pre-pandemic levels. Despite the impact of COVID-19 on the aviation industry in 2020, FLL ranked 6th in total passenger traffic recovery and 4th in international traffic recovery amongst U.S. airports. In 2020, the airport served 16.5 million passengers. In 2019, FLL ranked 18th in total traffic and 10th in total international traffic among U.S. airports. The airport lacks any vacant developable land, providing significant barriers to entry. There are four FBOs at FLL: Jetscape, Sheltair, National Jets and Signature Flight Support. Among these, Sheltair offers a private 15,000-square foot hangar, which is fully occupied.

Palm Beach International Airport (“PBI”) is located 2.5 miles west of downtown West Palm Beach and 3.5 miles west of Palm Beach. PBI serves both air commercial airlines and general aviation aircraft. The airport has a 24-hour control tower and a U.S. Customs & Immigration port of entry facility. PBI’s general aviation interest is served by three full service FBOs: Atlantic Aviation, JetAviation and Signature Flight Support. Available hangar space is limited to community hangars.

Based Aircraft—Regional Airports. The following chart identifies the latest available information on the number of aircraft based at OPF and alternative general aviation airports in OPF’s service area.

Aircraft Based on the Field
OPF and Alternatives

Location	Single Engine	Multi Engine	Jet*	Helicopters	Military	Total
Miami International (MIA)**	0	13	5	0	0	18
Miami Executive (TMB)**	104	17	45	6	3	175
Fort Lauderdale-Hollywood International (FLL)***	23	13	88	1	0	125
Palm Beach International (PBI)***	7	10	122	13	1	153
Miami-Opa Locka Executive (OPF)*	35	13	171	3	5	227
TOTAL	169	66	431	23	9	698
OPF as a % of Total	21%	20%	40%	13%	56%	33%

Source: JETNET and AirNav.

* Jet data current as of 2021 from JETNET.

** AirNav data current as of 2018.

*** AirNav data current as of 2021.

On-Airport Hangar Services Competition. The existing stock of hangar space at OPF comprises approximately 266,000 square feet of space, with an additional 350,000 square feet of new construction hangar space planned. There are six large, nested T-Hangar rows on the airport, capable of storing 99 aircraft. Aside from the proposed SHG Corporation Miami-Opa Locka development, no private hangar space for larger aircraft is available at OPF.

Nashville Site

The Airport. Nashville International Airport in Nashville, Tennessee (“BNA”) is the primary commercial air service facility serving the Nashville metropolitan area and is the largest airport in the State of Tennessee. As the only medium hub in the region, BNA serves as the primary commercial service airport for the air service area. BNA is one of the nation’s fastest-growing airports. The combination of Nashville’s robust economy and business and tourism appeal led to seven successive years of often double-digit growth, which ended with 18.3 million passengers that passed through the airport in 2019.

Nashville Site Facilities. We obtained lease rights to 15.15 acres of land at BNA. The facilities at BNA plan to consist of nine newly constructed individually-leased NFPA Group III hangars comprising 122,400 total square feet. Our Nashville campus also includes an existing facility, Hangar 14, with an area of 27,202 square feet. Groundbreaking on the new facilities at BNA occurred in July 2021.

Each of the hangars includes a ramp area for aircraft startup and shutdown in front of the hangar doors. Car parking is included in the hangar space, which can accommodate multiple cars. The adjoining office space includes high-end finishes with a kitchen, storage and a bathroom with a shower. Each unit is also assigned adjacent outdoor parking. The hangars are rented on long-term leases, with the Company including its own line crew and ground service equipment. The Company will offer fuel at a negotiated discounted price for our tenants.

Nashville Facilities Construction Project. The total cost of the Nashville facilities is estimated to be approximately $27 million. A construction contract has been awarded for the Nashville facilities.

SHG Corporation Nashville Tenant Leases/LOIs. Currently, we have an executed lease for 100% of the existing facility at BNA. The subtenant, one of the largest charter operators in the United States with locations at 20 airports, is currently operating out of the hangar facility. The lease commenced January 1, 2021 for a three-year term, with one 3-year renewal option. The in-place lease reflects approximately 18% of the overall leasable area of the facilities at BNA. The remaining hangar units currently are being offered for lease.

General Airport Facilities. BNA has four runways, the longest of which is 11,030 feet. Berry Field Air National Guard Base is located on the premises of BNA, and since 1937, it has hosted the 118th Airlift Wing.

Based Aircraft. According to 2019 Tennessee Aviation System Plan data, BNA accommodated 116 based aircraft, as summarized in the following table:

Based Aircraft
BNA

Aircraft Type	Total

Jet	63
Multi-Engine Aircraft	15
Single Engine Aircraft	16
Helicopters	1
Military	21
Total	116

Sources: Jet data from JETNET as of 2021. All other data from 2019 Tennessee Aviation System Plan data.

Aircraft Operations. Between 2018 and 2019, BNA experienced a 7.51% increase in overall operations. Total general aviation operations increased 0.25%. The effects of the COVID-19 pandemic can be seen in the change from 2019 to 2020: total operations at BNA decreased 30.47% and general aviation declined 27.89%. Civil operations saw 26 total operations, where previously there had been none. The significant increase in projected operations from 2020 to 2021 is largely attributable to the fact that TAF forward-looking data was produced prior to the pandemic, and does not consider its ongoing effects.

As illustrated in the table below, growth in overall operations through 2037 is projected to range from 2.21% to 2.82%, averaging 2.48%. Actual 2019 FAA data for general aviation operations at BNA indicate that 15.7% of the airport’s operations were dedicated to iterant and based general aviation. This is typical for a commercial hub, as 71% of total operations for 2019 were attributable to air carrier operations.

HISTORICAL AND PROJECTED AIRCRAFT OPERATIONS
BNA

	Itinerant Operations					Local Operations
Fiscal Year	Air Carrier	Air Taxi & Commuter	General Aviation	Military	TOTAL	Civil	Military	TOTAL	TOTAL OPS
2018	147,743	31,084	36,874	2,845	218,546	0	0	0	218,546
2019	167,153	27,607	36,966	3,238	234,964	0	0	0	234,964
2020	114,102	19,975	26,658	2,604	163,339	26	0	26	163,365
2021	153,990	26,236	36,475	2,726	219,427	0	0	0	219,427
2022*	197,614	25,294	38,211	3,019	264,138	0	0	0	264,138
2023*	206,176	23,376	38,592	3,019	271,163	0	0	0	271,163
2024*	213,300	23,089	38,977	3,019	278,385	0	0	0	278,385
2025*	220,070	23,298	39,366	3,019	285,753	0	0	0	285,753
2026*	226,858	23,509	39,759	3,019	293,145	0	0	0	293,145
2027*	233,714	23,723	40,156	3,019	300,612	0	0	0	300,612
2028*	240,738	23,940	40,557	3,019	308,254	0	0	0	308,254
2029*	247,771	24,159	40,962	3,019	315,911	0	0	0	315,911
2030*	254,862	24,381	41,371	3,019	323,633	0	0	0	323,633
2031*	262,093	24,606	41,784	3,019	331,502	0	0	0	331,502
2032*	269,427	24,833	42,201	3,019	339,480	0	0	0	339,480
2033*	276,790	25,062	42,622	3,019	347,493	0	0	0	347,493
2034*	284,162	25,293	43,047	3,019	355,521	0	0	0	355,521
2035*	291,581	25,527	43,477	3,019	363,604	0	0	0	363,604
2036*	299,106	25,764	43,911	3,019	371,800	0	0	0	371,800
2037*	306,632	26,003	44,349	3,019	380,003	0	0	0	380,003

Sources: Historic data derived from FAA OPSNET.

* Forecast data via FAA TAF.

Regional Airport Competition. Primary alternate airports to BNA, which accommodate business jet service and provide a minimum runway length of 5,000 feet, include Smyrna Rutherford County Airport (“MQY”), John C. Tune Airport (“JWN”), Lebanon Municipal Airport ( “M54”), Music City Executive Airport (“XNX”) and Murfreesboro Municipal Airport (“MBT”).

MQY is located 12 miles south of Nashville and serves private and general aviation. With more than 1,700 acres, MQY is the 3rd largest airport in Tennessee. MQY is located in the geographic center of Tennessee and the center of the eastern United States. The airport is served by two FBOs: Azure Flight Support and Hollingshead Aviation. The Azure Flight Support FBO operation is situated on 19 acres under lease with 50,000 square feet of heated hangar space for storage of aircraft, 20 T-Hangar units, and additional land available for development for business hangars. Azure Flight Support offers only community hangar space, whereas Hollingshead Aviation offers both community and private hangar space.

JWN is located eight miles from downtown Nashville and is the busiest general aviation airport in Tennessee. It serves the needs of regional and private aircraft, and is owned and managed by the Metropolitan Nashville Airport Authority. JWN serves the region’s growing private aircraft market and acts as a reliever for BNA.

M54 is a public-use, general aviation facility located 20 minutes from Nashville. M54 is Tennessee’s fourth largest general aviation airport, it covers 9,600 square feet and includes a state-of-the-art terminal facility located at the west ramp. Direct Flight Solutions is the sole FBO at M54 and the only hangar options on the field are community hangars.

XNX is a city-owned public-use general aviation airport located two miles east of the central business district of Gallatin, in Sumner County, Tennessee. Nashville Jet is the sole FBO at XNX and the only hangar options on the field are community hangars. A new 22,500-square foot community hangar is under construction at the airport.

MBT is a general aviation airport serving Middle Tennessee. MBT is one of the only general aviation airports in the state of Tennessee that is self-supporting. The revenue generated from leases and fuel sales funds the operations and capital improvement programs. Middle Tennessee State University trains professional pilots, aircraft mechanics, air traffic controllers, and airport administrators utilizing the airport. The university maintains a fleet of over 25 aircraft and has continued to maintain a ranking of one of the top five aviation programs in the nation. The FBO offers community and T-hangar space.

Based Aircraft—Regional Airports. The following chart identifies the latest available information on the number of aircraft based at each of BNA and the alternative general aviation airports identified above.

Aircraft Based on the Field
BNA and Alternatives

Location	Single Engine	Multi Engine	Jet*	Helicopters	Military	Gliders	Ultralights	Total
Smyrna Airport (MQY)	107	61	36	2	0	0	0	206
John C Tune Airport (JWN)	114	23	13	10	0	0	0	160
Lebanon Municipal Airport (M54)	148	8	5	3	0	`5	1	170
Music City Executive Airport (XNX)	74	12	4	2	0	0	0	92
Murfreesboro Municipal Airport (MBT)	130	23	2	1	0	1	0	157
Nashville (BNA)	16	15	63	1	21	0	0	116
TOTAL	589	142	123	19	21	6	1	901
BNA as a % of Total	3%	11%	51%	5%	100%	0%	0%	13%

Source: * Jet data from JETNET as of 2021. All other data from 2019 Tennessee Aviation System Plan data.

On-Airport Hangar Services Competition. FBOs currently based at BNA include Atlantic Aviation and Signature Flight Support. Both FBOs offer the following amenities: pilot’s lounge, waiting area/lounge, weather station, restroom, showers, kitchenette, and conference rooms, flight instruction, rental car, aircraft maintenance and parts supply, hangar rental, aircraft tie-down parking, and aircraft fueling. In addition, BNA has several private hangars that generally provide storage for business aircraft, office space, maintenance space, and passenger/pilot lounges. Some of the private hangars are owned and built by individuals, while others are leased from one of the FBOs. Aside from the proposed SHG Corporation Nashville development, no private hangar space for larger aircraft is currently available at BNA.

Centennial Site

The Airport. Centennial Airport (“APA”) in Englewood, Colorado is owned and operated by the Arapahoe County Public Airport Authority. The airport serves Denver and surrounding areas, is classified as a National airport according to the FAA National Asset Report. APA is the largest general aviation airport in the system, and it is designated as a reliever to Denver International Airport (“DEN”). During the period September 2020 through August 2021, the airport recorded 44,888 domestic business jet operations, ranking it tenth busiest among all business airports in the United States.

Centennial Site Facilities. We obtained lease rights to approximately 20 acres of land in the Centennial lnterPort master-planned business hangar development on the south side of APA. Our Centennial development at APA is located in a secluded, low-traffic area on the airfield. The campus will be constructed in two phases, and in total will consist of 18 individually leased NFPA Group III hangars comprising 233,210 total square feet. Our Centennial campus will include two hangar layouts, each including a ramp area for aircraft startup and shutdown in front of the hangar doors. Car parking is included in an attached two car garage and the hangar space. The adjoining office space includes high-end finishes with a kitchen, storage and a bathroom with a shower. Each unit is also assigned adjacent outdoor parking.

Centennial Facilities Construction Project. The total cost of the Centennial facilities is estimated to be approximately $48 million. To date, the new facilities at the Centennial site are in the design and predevelopment phase, and a construction contract has not been awarded.

SHG Corporation Centennial Tenant Leases/LOIs. Currently, there are no LOIs executed at the Centennial site. The hangar units currently are being marketed for lease, pending permitting.

General Airport Facilities. APA covers approximately 1,315 acres and has three runways. Other facilities at the airport include hangars and tie-downs for aircraft parking and fuel services. Services available at APA include aircraft repair and maintenance services, including airframe, power plant and avionics repair. The airport includes a U.S. Customs facility on the airfield. FBO services at APA are provided by Denver jetCenter, TAC Air, Modern Aviation, Signature Flight Support, and The Heliplex.

Based Aircraft
APA

Aircraft Type	Total

Jet	139
Multi-Engine Aircraft	100
Single Engine Aircraft	585
Helicopters	23
Military	0
Total	847

Source: Jet data from JETNET as of 2021. All other data from AirNav as of 2019.

Aircraft Operations. Between 2018 and 2019, APA experienced a 3.54% increase in overall operations. Total general aviation operations increased 5.65%, and local civil operations increased 2.30%. The effects of the COVID-19 pandemic can be seen in the change from 2019 to 2020: total operations at APA decreased 5.41%, general aviation declined 13.48%, and civil operations declined 0.66%. The significant increase in projected operations from 2020 to 2021 is largely attributable to the fact that TAF forward-looking data was produced prior to the pandemic, and does not consider its ongoing effects. As illustrated in the table on the following page, nominal growth is projected in overall operations through 2037.

HISTORICAL AND PROJECTED AIRCRAFT OPERATIONS
APA

	Itinerant Operations					Local Operations
Fiscal Year	Air Carrier	Air Taxi & Commuter	General Aviation	Military	TOTAL	Civil	Military	TOTAL	TOTAL OPS
2018	97	32,045	137,653	3,836	173,631	163,040	1,327	164,367	337,998
2019	171	32,904	145,435	3,568	182,078	166,795	1,076	167,871	349,949
2020	54	35,713	125,835	2,991	164,593	165,687	721	166,408	331,001
2021	29	48,286	122,114	3,771	174,200	136,146	515	136,661	310,861
2022*	137	33,755	145,986	3,577	183,455	168,710	1,059	169,769	353,224
2023*	137	34,127	146,424	3,577	184,265	169,230	1,059	170,289	354,554
2024*	137	34,503	146,864	3,577	185,081	169,751	1,059	170,810	355,891
2025*	137	34,883	147,305	3,577	185,902	170,274	1,059	171,333	357,235
2026*	137	35,266	147,747	3,577	186,727	170,798	1,059	171,857	358,584
2027*	137	35,651	148,191	3,577	187,556	171,324	1,059	172,383	359,939
2028*	137	36,042	148,636	3,577	188,392	171,851	1,059	172,910	361,302
2029*	137	36,436	149,082	3,577	189,232	172,380	1,059	173,439	362,671
2030*	137	36,838	149,529	3,577	190,081	172,910	1,059	173,969	364,050
2031*	137	37,241	149,978	3,577	190,933	173,442	1,059	174,501	365,434
2032*	137	37,650	150,428	3,577	191,792	173,976	1,059	175,035	366,827
2033*	137	38,061	150,880	3,577	192,655	174,511	1,059	175,570	368,225
2034*	137	38,482	151,333	3,577	193,529	175,049	1,059	176,108	369,637
2035*	137	38,905	151,788	3,577	194,407	175,587	1,059	176,646	371,053
2036*	137	39,333	152,244	3,577	195,291	176,128	1,059	177,187	372,478
2037*	137	39,764	152,701	3,577	196,179	176,670	1,059	177,729	373,908

Sources: Historic data derived from FAA OPSNET.

* Forecast data via FAA TAF.

Regional Airport Competition. Alternate general aviation airports offering business jet service and a minimum runway length of 5,000 feet in APA’s service area include Denver International Airport (“DEN”), Greeley-Weld County Airport (“GXY”), Rocky Mountain Metropolitan (“BJC”) and Colorado Air & Space Port (“CFO”). Although there are other general aviation airports across the State of Colorado, these facilities are the most likely to compete with Sky Centennial for tenants and users of hangars space.

DEN is a commercial service airport located 16 miles northeast of downtown Denver. The airport is owned and operated by the City of Denver and was opened as a new airport in February 1995. DEN is the primary commercial service airport for the Denver metropolitan area and acts as an international hub for Colorado and the surrounding states. The airport has six runways including one at 16,000 feet long, which is the longest commercial service runway in North America. In addition to air carrier passenger operations, DEN supports large scale air cargo and charter activities. DEN is the 20th-busiest airport in the world and the 5th-busiest airport in the United States. As a major international airport, DEN does not feature a large general aviation operation. There is one FBO serving the airport - Signature Flight Support. According to the Colorado Aviation System, as of 2020, DEN provides hangars for 80% of based aircraft fleet and 50% of weekly average overnight transient storage. The airport includes three hangar spaces for based aircraft, with two based aircraft representing 80% of the fleet. Hangar space at DEN is limited to community space.

GXY is a general aviation airport in northern Colorado, located approximately three miles east of Greeley’s central business district. The airport is owned and operated by the Greeley-Weld County Airport Authority and has two runways, which are 10,501 feet long and 5,502 feet long, respectively. The airport is primarily used by recreational aircraft, flight schools, and business aircraft visiting businesses in Greeley, the University of Northern Colorado or oil extraction operations in the surrounding region. Other activities at GXY include aerial crop application, aerial inspections and flight testing. According to the Colorado Aviation System, as of 2020, GXY provides hangars for 50% of based aircraft fleet and 50% of weekly average overnight transient storage. The airport includes 218 hangar spaces for based aircraft, with 121 based aircraft representing 60% of the fleet. Hangar space is limited to community space, with no facilities able to accommodate larger aircraft.

BJC is a general aviation airport located nine miles northwest of downtown Denver along the U.S. Highway 36 corridor. The airport is owned and operated by Jefferson County. BJC has three runways, including one of which is 9,000 feet long. The airport is used heavily for flight training, recreational flying, business activities and aerial wildland/firefighting. Additionally, the airport frequently receives large corporate and college charter aircraft visiting the University of Colorado. BJC is also home to a U.S. Forest Service heavy tanker base and the National Center for Atmospheric Research Aviation Facility. BJC is the second busiest general aviation airport in Colorado and is home to several large aviation and aerospace businesses. According to the Colorado Aviation System, as of 2020, BJC provides hangars for 60% of based aircraft fleet and 50% of weekly average overnight transient storage. The airport includes 199 hangar spaces for based aircraft, with 255 based aircraft representing 60% of the fleet. Sheltair Aviation and Signature Flight Support provide FBO services at BJC.

CFO is a general aviation airport in the Denver area. The airport is owned and operated by Adams County. CFO has two runways that measure 8,000 feet in length. The airport is used for flight training, recreational flying, aerospace manufacturing, and business/corporate activity. CFO is home to a rocket engine testing facility, an Army National Guard armory and the Colorado Department of Transportation Division of Aeronautics’ office. CFO earned its spaceport license in 2018, making the facility the first and only licensed public-use spaceport in Colorado and the FAA Northwest Mountain region. CFO is located on 3,200 acres of land, less than eight miles southeast of DEN, enabling users to quickly access aerospace companies on the Front Range and around the world. CFO is already home to several aerospace companies, including Reaction Engines, which is conducting research on hypersonic propulsion solutions. According to the Colorado Aviation System, as of 2020, CFO provides hangars for 60% of based aircraft fleet and 50% of weekly average overnight transient storage. The airport includes 291 hangar spaces for based aircraft, with 261 based aircraft representing 60% of the fleet. These are community hangars, able to accommodate only small aircraft and mid-sized jets.

Based Aircraft—Regional Airports. The following chart identifies the latest available information on the number of aircraft based at APA and the alternative general aviation airports described above. As illustrated, APA is ranked first in total number of based aircraft, according to the most recent data available. APA garners 47% of the overall based aircraft market share. Moreover, APA also is first in total number of based jets. The facility garners 44% of the based multi-engine market and 65% of the based jet aircraft market.

Aircraft Based on the Field
APA and Alternatives

Location	Single Engine	Multi Engine	Jet*	Helicopters	Ultralights	Total
Denver International (DEN)**	0	1	1	0	0	2
Greeley Weld County (GXY)**	127	18	5	3	0	153
Rocky Mountain Metropolitan (BJC)***	341	70	67	21	1	500
Colorado Air & Space Port (CFO)***	247	38	2	4	1	292
Centennial (APA)**	585	100	139	23	0	847
TOTAL	1,300	227	214	51	2	1,794
APA as a % of Total	45%	44%	65%	45%	0%	47%

Source: JETNET and AirNav.

* Jet data current as of 2021 from JETNET.

** Data current as of 2018.

*** Data current as of 2019.

On-Airport Hangar Services Competition. Nine providers of hangar services have been identified at APA, as illustrated in the table below.

Summary of APA Hangar Rentals

No.	Property Name	Type	NRA (SF)	Avail SF	Occupancy	Ask Rent $/SF	Actual Rent $/SF	% Diff Ask-Actual
1	Denver jetCenter	FBO	200,000	0	100.00%	$23.00	$21.00	-8.70%
2	TACAir	FBO	139,271	0	100.00	20.00	19.00	-5.00
3	Signature Flight Support	FBO	25,643	5,000	80.50	26.00	24.00	-7.69
4	Modern Aviation	FBO	48,000	5,000	89.58	27.00	25.00	-7.41
5	Cloud 7	Private	21,741	0	100.00	26.00	26.00	0.00
6	Willowbrook Park	Private	121,181	0	100.00	17.50	16.00	-8.57
7	SunBorne XVI, Ltd.	Private	75,804	0	100.00	26.00	24.50	-5.77
8	Aero Colorado	Private	30,000	0	100.00	26.00	23.00	-11.54
9	Floors & Doors	Private	21,850	0	100.00	27.00	27.00	0.00
TOTAL/AVERAGE			683,490	10,000	96.68%	$24.28	$22.83	-5.97%

Source: July 30, 2020 Market Conditions Report completed by Stijgend Real Estate, LLC

On-Airport Hangar Services Competition. FBO services at APA are provided by Denver Jet Center, TAC Air, Modern Aviation, Signature Flight Support, and The Heliplex. The FBOs offer standard amenities such as pilot’s lounge, waiting area/lounge, weather station, restroom, showers, kitchenette, and conference rooms, flight instruction, rental car, aircraft maintenance and parts supply, hangar rental, aircraft tie-down parking, and aircraft fueling. APA has several private hangars that provide storage for business aircraft, office space, maintenance space, and passenger/pilot lounges. Some of the private hangars are owned and built by individuals or corporations based locally.

Deer Valley Site

The Airport. The Phoenix Deer Valley Airport in Phoenix, Arizona (“DVT”) is a medium sized, predominantly business and general aviation airport that is owned and operated by the City of Phoenix. DVT is located on 914 acres within Phoenix’s northern limits, approximately 20 miles north of downtown and approximately 17 miles north of Phoenix Sky Harbor International Airport (“PHX”). DVT serves to relieve general aviation air traffic from PHX and is a convenient alternative to the larger and more congested airport. This convenience has led DVT to become one of the busiest general aviation airports in the country, ranking second in the FAA’s Top 10 Busiest General Aviation Airports, as of 2017. The airport is also home to several flight schools. No commercial passenger service operations are available; however, air taxi service is available.

Deer Valley Site Facilities. We obtained lease rights to approximately 15 acres of land at DVT on the southeast side of the airport. Our Deer Valley development at DVT is located in a secluded, low-traffic area on the airfield. The campus will consist of 18 individually leased NFPA Group III modular hangars comprising 218,600 total square feet. Ground-breaking for the first phase is projected to commence by the second quarter of 2022. Every hangar includes a ramp area for aircraft startup and shutdown in front of the hangar doors. Car parking is included in the hangar space, which can accommodate multiple cars. The adjoining office space includes high-end finishes with a kitchen, storage and a bathroom with a shower. Each unit is also assigned adjacent outdoor parking.

The hangars are rented on long-term leases, with the Company including its own line crew and ground service equipment.

Deer Valley Facilities Construction Project. The total cost of the Deer Valley facilities is estimated to be approximately $40 million. To date, the new facilities at the Deer Valley Site are in the design and predevelopment phase, and a construction contract has not been awarded.

SHG Corporation Deer Valley Tenant Leases/LOIs. Currently, we have five executed LOIs.

The remaining hangar units currently are being offered for lease. Currently, the property is exempt from real estate tax.

General Airport Facilities. DVT has two parallel runways. The airport offers a complete range of services including fueling, avionics repair, maintenance, parts, flight training, new and used aircraft sales, aircraft rentals, a pilot shop, and a restaurant. The landside facilities at DVT include the terminal building, the Cutter Aviation FBO, Westwind School of Aeronautics and TransPac Aviation Academy flight schools, fueling facilities, major utilities, and support facilities.

Based Aircraft. The airport has 884 based aircraft, as summarized in the following table:

Based Aircraft
DVT

Aircraft Type	Total

Jet	15
Multi-Engine Aircraft	87
Single Engine Aircraft	753
Helicopters	15
Military	2
Gliders	10
Ultralights	2
Total	884

Source: Jet data from JETNET as of 2021. All other data from AirNav as of 2020.

Aircraft Operations. Between 2018 and 2019, DVT experienced a 10.03% increase in overall operations. Total general aviation operations decreased 30.59%, and local civil operations increased 14.07%. The effects of the COVID-19 pandemic can be seen in the change from 2019 to 2020: total operations at DVT decreased 11.9%, general aviation declined 16.44%, and civil operations declined 12.87%. The significant increase in projected operations from 2020 to 2021 is largely attributable to the fact that TAF forward-looking data was produced prior to the pandemic, and does not consider its ongoing effects. As illustrated in the table on the following page, nominal growth is projected in overall operations through 2037.

HISTORICAL AND PROJECTED AIRCRAFT OPERATIONS
DVT

	Itinerant Operations					Local Operations
Fiscal Year	Air Carrier	Air Taxi & Commuter	General Aviation	Military	TOTAL	Civil	Military	TOTAL	TOTAL OPS
2018	13	4,600	140,700	117	145,430	269,689	47	269,736	415,166
2019	42	51,326	97,666	92	149,126	307,645	19	307,664	456,790
2020	20	52,662	81,608	50	134,340	268,064	40	268,104	402,444
2021	15	26,154	70,206	54	96,429	175,548	2	175,550	271,979
2022*	18	37,444	113,489	96	151,047	327,563	19	327,582	478,629
2023*	18	37,444	113,603	96	151,161	328,547	19	328,566	479,727
2024*	18	37,444	113,717	96	151,275	329,534	19	329,553	480,828
2025*	18	37,444	113,831	96	151,389	330,523	19	330,542	481,931
2026*	18	37,444	113,945	96	151,503	331,515	19	331,534	483,037
2027*	18	37,444	114,059	96	151,617	332,509	19	332,528	484,145
2028*	18	37,444	114,173	96	151,731	333,508	19	333,527	485,258
2029*	18	37,444	114,287	96	151,845	334,509	19	334,528	486,373
2030*	18	37,444	114,401	96	151,959	335,513	19	335,532	487,491
2031*	18	37,444	114,515	96	152,073	336,519	19	336,538	488,611
2032*	18	37,444	114,629	96	152,187	337,529	19	337,548	489,735
2033*	18	37,444	114,743	96	152,301	338,542	19	338,561	490,862
2034*	18	37,444	114,858	96	152,416	339,557	19	339,576	491,992
2035*	18	37,444	114,973	96	152,531	340,577	19	340,596	493,127
2036*	18	37,444	115,088	96	152,646	341,599	19	341,618	494,264
2037*	18	37,444	115,203	96	152,761	342,624	19	342,643	495,404

Sources: Historic data derived from FAA OPSNET.

* Forecast data via FAA TAF.

Regional Airport Competition. Primary alternate airports to DVT that accommodate corporate jet service and offer a minimum runway length of 5,000 feet include PHX, Scottsdale International Airport (“SDL”), Glendale Municipal Airport (“GEU”) and Goodyear Airport (“GYR”).

PHX has been owned and operated by the City of Phoenix since 1935. PHX occupies approximately 3,400 acres of land located about four miles east of the downtown Phoenix area. It is the only Arizona airport designated as a large hub by the FAA and is the principal commercial service airport serving metropolitan Phoenix and most of Arizona’s population. There are no other U.S. large-hub commercial service airports within a five-hour drive of Phoenix, with the closest being Las Vegas’ McCarran International Airport (approximately 290 miles to the northwest). PHX served over 17.3 million enplaned passengers in fiscal year 2020 and over 22.8 million enplaned passengers in fiscal year 2019. PHX has two FBOs, only one of which offers hangar space for lease. Cutter Aviation provides community hangar space in a 24,000 square foot of hangar that can accommodate aircraft sizes up to a Gulfstream G-550 or Bombardier Global Express. No private hangar space is available.

SDL is located in the northeastern portion of the Phoenix Metropolitan Area, within the City of Scottsdale. The airport consists of approximately 282 acres and is situated between the McDowell Mountains to the north and the Camelback Mountain to the south. The airport is surrounded by commercial and industrial developments within the Scottsdale Industrial Airpark and Scottsdale Business Center. SDL is a public-use, general aviation reliever facility. Facilities at the airport include a runway, which is 8,249 feet and includes fuel services, aircraft storage in hangars and tie-downs. SDL includes three FBOs offering hangar space for lease: Jet Aviation, Ross Aviation, and Signature Flight Support. Neither offer private hangar space. Jet Aviation’s 30,000-square foot hangar is a community hangar. Ross Aviation has approximately 156,000 square foot of community hangar. Signature Flight Support has approximately 150,000-square foot of community hangar.

GEU is a general aviation airport that is owned by the City of Glendale and is operated on a daily basis by a fulltime Airport Administrator who reports to the Deputy Public Works Director – Transportation. GEU is a public-use, general aviation reliever facility. Facilities at the airport include one runway, which is 7,150 feet. Glendale Hangars provides private hangar rentals at GEU, which consist of “bare bones” facilities, with no office space or onsite amenities. The sole FBO on the airport is Glendale Aero Services.

GYR is a general aviation airport located in Goodyear, Arizona, approximately twenty miles west of downtown Phoenix. The airport is designated as a general aviation reliever airport to PHX. GYR has no commercial airline activity and is a center for flight training, aircraft maintenance, repair and overhaul, and aircraft storage. GYR is owned and operated by the City of Phoenix. Facilities at the airport include one runway at 8,500 feet, as well as fuel services, and aircraft storage in box and T-hangars. Several long-standing tenants of GYR include an aircraft maintenance, repair and overhaul company, flight schools, and Lux Air Jet Center, an FBO that offers rentals within community hangars. Such hangars are “bare bones” facilities, with no office space or onsite amenities.

Based Aircraft—Regional Airports. The following chart identifies the latest available information on the number of aircraft based at each of DVT and the four primary alternate general aviation airports in DVT’s service area.

Aircraft Based on the Field
DVT and Alternatives

Location	Single Engine	Multi Engine	Jet*	Helicopters	Military	Gliders	Ultralights	Total
Phoenix Sky Harbor (PHX)**	14	10	29	11	8	0	0	72
Scottsdale Airport (SDL)***	167	26	155	26	0	0	0	374
Glendale Municipal Airport (GEU)***	82	8	0	2	0	1	1	94
Phoenix Goodyear Airport (GYR)***	188	7	5	1	6	0	0	207
Deer Valley (DVT)*	753	87	15	15	2	10	2	884
TOTAL	1,204	138	204	55	16	11	3	1,631
DVT as a % of Total	63%	63%	7%	27%	13%	91%	67%	54%

Source: JETNET and AirNav

* Jet data current as of 2021 from JETNET.

** Data current as of 2019.

***Data current as of 2020.

On-Airport Hangar Services Competition. Currently, the only aircraft hangar rental providers at DVT are the DVT Airport Authority and Cutter Aviation. According to the DVT Airport Authority, they do not have any corporate/executive hangars, but they have available land to build hangars. Cutter Aviation is currently based in two locations at DVT and its future plans at the Airport include the construction of new hangars as well as a modern FBO facility.

Addison Airport Site

On October 15, 2021, we entered into a binding letter of intent with the Town of Addison for a ground lease of approximately 6 acres on the Northeast side of the primary runway at Addison Airport (KADS) in Addison, Texas. The anticipated lease term is 40 years with no additional options, which is the maximum allowable term permitted by the Town of Addison. As part of our development plan, the existing facilities on the site, including a terminal, ramp and automobile parking, will be demolished. We then anticipate developing six hangars with adjoining office and support space constituting approximately 100,000 square feet. Anticipated occupancy for the Addison Airport site is in the third calendar quarter of 2023.

Sky pursued land for development at the Addison Airport via a competitive request for proposal process and was ultimately selected by the Town of Addison to enter into a binding letter of intent and exclusive lease negotiations, as well as due diligence, which is currently underway. Addison Airport is attractive to us because there is virtually no developable land available with airside access. We value a presence on the Addison Airport as we believe it is one of the most prominent business and general aviation airports in the Dallas market and is in close proximity to the residential and business districts where aircraft owners live and work, located only nine miles north of the central business district of Dallas. Additionally, KADS does not cater to commercial flights, making it preferable for basing business aircraft as it provides for the quickest “time-to-wheels-up” in the Dallas area. The existing hangar facilities at KADS are overcapacity and predominantly older with low door heights, which creates little opportunity for attracting newer larger private jet aircraft to the market. We believe these conditions make for an attractive target for our private and exclusive home-base solution.

Customers, Sales and Marketing

We seek to maximize hangar rental charges consistent with capacity utilization at our existing and future facilities. Rental hangar space is open to the public on a non-discriminatory basis, and prospective tenants are reviewed for credit quality and nature of intended use of the facilities. We focus our operations on various types of tenants, including, individuals (directly or through personally- or family-owned LLCs), charter operations, flight schools, corporate fleets, government entities and aviation service providers.

In general, we will execute a letter of intent with the tenant during the construction phase of the project and will execute a final tenant lease before the construction project is completed. Terms of the tenant leases typically range from three to ten years, with most leases having a five-year term. We intend to develop a diversified portfolio of tenants in terms of geography, type of tenant and length of lease term.

While the business currently is dependent on its two largest tenants, longer term, the business does not expect to depend on a single customer, the loss of which would have a material adverse effect on the business. The business expects to diversify its risk by having multiple types of tenants across multiple locations across the country. See “Risk Factors – Our rental income will initially be concentrated within a small number of tenants and the loss of or default by one or more significant tenants could have a material adverse effect on our business and results of operations” of this proxy statement.

Overview of Our Leases with Tenants

Tenant lease terms are generally 3-10 years, with maturity dates staggered for purposes of risk management. Base lease rents vary by location, but all leases feature 3% annual rent escalation. Leases are triple-net, with tenants covering insurance, taxes and utilities. Leases include all line services and exclude the cost of fuel. The tenant leases do not have early termination options, and renewals are generally reset to fair market value. Under the terms of our existing leases, the average rent per square foot is $27.17.

Competition

The hangar space rental segment of the aviation services industry in which we operate is very competitive. We compete with national, regional and local FBOs and other hangar real estate companies. Our competitors may include FBOs currently operating at certain airports that may have financial or other resources and/or lower cost structure than us. Other competitors have been in business longer than us and may have greater financial resources available.

We compete with other operators, including FBOs, at all of our current locations, and our hangar campuses may also face indirect competition from operators located at nearby airports. In addition, We may be adversely affected by competition from other facilities within or outside the airports where the facilities are located, including construction of new facilities at the airports at which we operate or the expansion of hangar facilities by competitors at nearby airports. We must compete with other operators based on the location of the facility relative to runways and street access, quality of customer service, safety, reliability, value-added features, and price. See “Investment Criteria” of this section for additional information regarding SHG Corporation’s competitors with respect to each particular facility.

Government Regulation

FAA Regulation

The industry is overseen primarily by the FAA. In addition, the Department of Homeland Security, Department of Transportation, Environmental Protection Agency, state and local environmental agencies, and local airport authorities contribute to the regulation of our HBS hangar campuses. The business must comply with federal, state, and local environmental statutes, and regulations, including those associated in part with the operation of fuel storage tank systems and fuel trucks. These requirements include, among others, tank and pipe testing for tightness, soil sampling for evidence of leaking, and remediation of detected leaks and spills.

Environmental and Related Matters

Our HBS hangar campuses are subject to regular inspection by local environmental agencies, as well as local fire marshals and other agencies. The business does not expect that compliance and related remediation work, if any, will have a material negative impact on our business. The business has not received notice requiring it to cease operations at any location or of any abatement proceeding by any government agency for failure to comply with applicable environmental laws and regulations.

Americans with Disabilities Act

Under Title III of the Americans with Disabilities Act (“ADA”), and rules promulgated thereunder, in order to protect individuals with disabilities, public accommodations must remove architectural and communication barriers that are structural in nature from existing places of public accommodation to the extent "readily achievable." In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals. The "readily achievable" standard takes into account, among other factors, the financial resources of the affected site and the owner, lessor or other applicable person.

Compliance with the ADA, as well as other federal, state and local laws, may require modifications to properties we currently own or may purchase, or may restrict renovations of those properties. Failure to comply with these laws or regulations could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional obligations or restrictions on our properties. Although our tenants are generally responsible for all maintenance and repairs of the property pursuant to our leases, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with these laws or regulations.

Environmental Matters

Our business is subject to numerous statutes, rules and regulations relating to environmental protection and is exposed to various environmental risks, hazards, and environmental protection requirements, including those related to the storage and handling of jet fuel and compliance with firefighting regulations. See “Risk Factors – Our businesses are subject to environmental risks that may impact its future profitability” of this Form 10-K.

We endeavor to be a leader of the industry’s initiatives to address environmental issues, and it is increasingly focused on how it can reduce its carbon footprint in a sustainable way. As part of this, our HBS hangar campuses are designed to reduce the need to reposition private jets, which reduces the use of fuel as well as air emissions and noise pollution. We operate a fleet of electric ground support equipment which have a low cost to operate and maintain. In addition, our HBS hangar campuses are designed to be electric vehicle charger-equipped and electric airplane charger-ready. In addition, our hangar design contains environmentally friendly aspects such as no-foam fire suppression. Moreover, our hangars are designed to be both solar and wind energy capable for future installation.

Insurance

We maintain the following insurance:

During construction:

●	Builder’s Risk
●	Owner’s Interest
o	General Liability
o	Excess Liability
●	Contractor’s Pollution Liability

Once operational, each campus maintains:

●	Commercial Property Insurance
o	Flood Insurance
o	Earthquake Insurance
o	Boiler & Machinery Insurance
o	Business Income/Loss of Rent Insurance
●	Automobile Liability Insurance
●	General Liability/Products/Hangar Keepers Insurance
●	Environmental Insurance
●	Worker’s Compensation and Employer’s Liability

Tenants at our campuses are required to maintain the following types of insurance:

●	Aircraft Physical Damage and Aircraft Legal Liability
●	General Liability Insurance
●	Worker’s Compensation and Employer’s Liability
●	Automobile Liability Insurance
●	Pollution Liability Insurance

Human Capital

As of December 31, 2021, we had 11 employees and 9 contractors, none of which were subject to collective bargaining agreements. We also engage consultants to supplement our permanent workforce. Our operations are overseen by senior personnel with experience in business aviation and real estate, and includes top-level design, construction, operations, and finance expertise. We consider our employee relations to be in good standing. We are committed to keeping our employees informed and supported through regular communication and events, including our monthly town hall meetings.

We strive to recruit from amongst the best talent in the industry and reward them appropriately. Our success depends in large part on our ability to attract, retain and develop high-quality management, operations, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors in fields such as aviation and real estate.

We believe we offer competitive compensation (including base salary, incentive bonus, and in the future, long-term equity awards) and benefits packages designed to attract and reward talented individuals who possess the skills necessary to support our business objectives and assist in the achievement of our strategic goals and development plans. All employees are eligible for health insurance, a retirement plan, and life/disability coverage.

Human capital strategies are developed and managed by our Chief Operating Officer, who reports to the Chief Executive Officer, and are overseen by the compensation committee and the Board. Our executive management team regularly review and update our talent strategy, monitoring a variety of data, including turnover, diversity, and tenure, to design and implement effective recognition, training, development, succession, and benefit programs to meet the needs of our business and our employees.

Periodic Reporting and Financial Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the Securities and Exchange Commission (the “SEC”), are available free of charge through the investor relations sections of the Company’s website, www.skyharbour.group, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Pursuant to a Continuing Disclosure Agreement in connection with the PABs, SHC is required to publish (i) Monthly Construction Reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC, all of which are available through the website of the Municipal Securities Rulemaking Board via its Electronic Municipal Market Access (“EMMA”) system at www.msrb.org and on the investor relations section of our website.

The information on our website is not, and shall not be deemed to be, part of this Report or incorporated into any other filings we make with the SEC, except as shall be expressly set forth by specific reference in any such filings.

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

Risks Relating to Our Business

Our growth depends in part upon our ability to enter into new ground leases at airports, and we may be unsuccessful in identifying and consummating attractive new ground leases or taking advantage of other investment opportunities, which would impede our growth and materially and adversely affect our business and results of operation.

Our ability to expand through new ground leases at airports is integral to our long-term business strategy and requires that we identify and consummate suitable new ground leases or investment opportunities in real estate properties for our portfolio that meet our investment criteria and are compatible with its growth strategy. Our ability to enter into new ground leases on favorable terms, or at all, may be adversely affected by the following significant factors:

●	we may not be able to negotiate new ground leases with airport authorities on attractive terms or at all;

●	competition from other potential ground lessors, which could significantly increase the lease rate for properties we seek to lease;

●	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential new ground leases, including ones that we are subsequently unable to complete;

●

even if we enter into letters of intent or conditional agreements for new ground leases of airport properties, these agreements are subject to customary closing conditions, including, but not limited to, the satisfactory results of our due diligence investigations and local government and municipal authority approvals;

●	we may be unable to obtain financing for the development of additional sites on favorable terms, or at all, as a result of our existing indebtedness, market conditions or other factors

Our ability to meet our obligations under our ground leases and our indebtedness is dependent on our ability to enter into and collect lease payments from tenants.

Our ability to meet our obligations under the ground leases and our debt service obligations will depend on our ability to generate revenues sufficient in the aggregate to make our payments under the ground leases and our debt service obligations under our outstanding indebtedness and any other indebtedness incurred in the future. Our ability to generate revenues may be adversely affected by a wide variety of unforeseen or unforeseeable events and conditions, including, without limitation, economic changes affecting the HBS industry generally, the airports or the tenants specifically, any of which could result in a default under the tenant leases. In addition, the ability of tenant leases to generate revenues may be adversely affected by competition from other facilities within or outside the airports where the facilities are located, including construction of new facilities at the airports at which we operate or the expansion of hangar facilities by competitors at nearby airports. There can be no assurances that the airports or their competitors will not undertake future improvements that may adversely impact the ability of tenant leases to generate revenues.

Moreover, the terms of our tenant leases currently in place do not extend past the final maturity date of our bond debt. Our ability to make payments under the ground leases or under our debt service obligations through their final maturity will depend upon our success in renewing current tenants or in re-leasing these facilities. The loss of one or more of tenants may (without a similar tenant or tenants to replace such tenant or tenants) have a material adverse effect on our ability to collect rents sufficient to meet our obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under its debt obligations, restrict our operations and our ability to grow our business and revenues.

Our outstanding indebtedness is secured under the terms of the PABs. We intend to incur additional debt in connection with new hangar projects at new airport locations, refinancing of existing indebtedness, future acquisitions or for other purposes.

In addition, the PABs include, and we expect any other indebtedness we incur in the future to include, customary events of default, the occurrence of any of which, after any applicable cure period, would permit the holders of such indebtedness, among other things, to accelerate payment of all amounts outstanding under such indebtedness and to exercise their remedies with respect to the collateral, including foreclosure and sale of the real estate securing the loans. If any one of these events were to occur, our business and results of operations could be materially and adversely affected.

Secured debt obligations, including those under the PABs, expose us to the possibility of defaults and cross-defaults, as well as foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Each facility in our portfolio is subject to secured indebtedness under the PABs. Secured debt obligations increase the risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by holders of the PABs, its trustee, or other lenders and ultimately our loss of the property securing any loans for which it is in default. As described above, our current tenant leases do not extend past the maturity date of the PABs, and as a result we will be required to release each of our sites in order to continue to generate revenue to meet our debt service obligations under the PABs. If any of our facilities are foreclosed upon due to a default, it could materially and adversely affect our business and results of operations.

In addition, the agreements that govern our current indebtedness contain, and the agreements that may govern any future indebtedness that we may incur may contain, financial and other restrictive covenants, which may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our debt and loss of any collateral securing such debt.

Our growth will depend on our access to external sources of capital, and our ability to obtain financing or access capital markets may be limited.

Our growth will depend on external sources of capital in order to finance the development of new properties. We may not be able to obtain such financing on favorable terms, in the time period we desire or at all.  There are a number of factors that may limit our ability to raise financing or access capital markets in the future, including future debt and future contractual obligations, our liquidity and credit status, our operating cash flows, the trading price of our Class A common stock, the market conditions in the aviation and/or real estate industries, U.S. and global economic conditions, and the general state of the capital markets. We cannot assure you that we will be able to source external financing for our capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. If we cannot obtain capital from third-party sources, we may not be able to grow our business when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.

Increases in market interest rates or unavailability of additional indebtedness may make it difficult for us to finance or refinance our debt, which could have a material adverse effect on our financial condition, results of operations and growth prospects.

If additional indebtedness is unavailable to us at reasonable rates or at all, we may not be able to finance additional projects or refinance existing debt when it becomes due. If interest rates are higher when we refinance our debt, our income and cash flow could be reduced, which may hinder our ability to raise more capital by issuing more stock or by borrowing money.

The aviation industry generally, and our business specifically, have been and may continue to be materially adversely affected by the global COVID-19 pandemic.

General. COVID-19, a highly contagious upper respiratory tract illness caused by a novel strain of coronavirus, is causing significant adverse health and financial impacts throughout the world and has caused significant disruptions to domestic and international air travel. The World Health Organization declared the outbreak of COVID-19 to be a pandemic, and many state and local governments in the United States issued “stay at home” or “shelter in place” orders as well as travel advisories requiring all travelers coming from states with significant rates of transmission of COVID-19 to quarantine for a 14-day period from the time of their last contact. Such measures severely restricted movement and limited businesses and activities to essential functions. In addition, a number of nations have effectively closed their borders by restricting entry and exit to only essential travel and/or requiring travelers to self-isolate for up to 14 days, further depressing demand for passenger air travel.

Airports and the aviation industry in the United States and the rest of the world have been acutely impacted by the reductions in passenger volumes and flights, as well as by the broader economic shutdown resulting from the COVID-19 outbreak. The ongoing outbreak and associated mandated and voluntary restrictions on travel may adversely affect domestic and international travel and travel-related industries.

Federal Relief Efforts. The United States government, the Federal Reserve Board and foreign governments are taking legislative and regulatory actions and implementing other measures to mitigate the broad disruptive effects of the COVID-19 outbreak on the United States and global economies. The Coronavirus Aid, Relief, and Economic Security Act (which we refer to as the “CARES Act”), approved by the United States Congress and signed by President Trump on March 27, 2020, is one of the actions to address the crisis created by the COVID-19 pandemic and includes among its relief measures direct aid for airports as well as direct aid, loans, and loan guarantees for passenger and cargo airlines. Provisions of the CARES Act, which provides $10 billion of grant assistance to airports, generally include the following: (1) $3.7 billion to be allocated among all U.S. commercial service airports based on number of enplanements in calendar year 2018; (2) $3.7 billion to be allocated among all U.S. commercial service airports based on formulas that consider fiscal year 2018 debt service relative to other airports, and cash-to-debt service ratios; (3) $2 billion to be apportioned in accordance with FAA’s Airport Improvement Program (which we refer to as “AIP”) entitlement formulas, subject to CARES Act formula revisions; (4) $500 million to increase the federal share to 100% for grants awarded in federal fiscal year 2020 under certain grant programs including the AIP; and (5) $100 million reserved for general aviation airports.

On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021. Division M of that Act is the Coronavirus Response and Relief Supplemental Appropriation Act, 2021 (which we refer to as “CRRSA”). Title IV of CRRSA provides approximately $2 billion in economic relief to airports to mitigate, prepare for, and respond to the COVID-19 pandemic, including relief from rent and minimum annual guarantees. The $2 billion generally includes the following: (1) $1.75 billion to be apportioned in accordance with AIP entitlement formulas, subject to CARES Act formula revisions with the balance allocated among all U.S. commercial service airports based on number of enplanements in calendar year 2018, (2) $45 million for general aviation and non-primary commercial service airports, (3) $200 million to be provided to commercial services airports to provide relief for rent and minimum annual guarantees for on-airport parking, on-airport rental car and in-terminal airport concessions located at primary airports, and (4) $5 million to the Small Community Air Service Development Program.

The American Rescue Plan Act of 2021, signed into law by President Biden on March 11, 2021, includes $8 billion in funds to be awarded as economic assistance to eligible U.S. airports to prevent, prepare for, and respond to the COVID-19 pandemic. To distribute these funds, the FAA has established the Airport Rescue Grants. The FAA will make grants to all airports that are part of the national airport system, including all commercial service airports.

CARES Act funding, CRRSA funding and American Rescue Plan funding are not sources of revenue of us, and there can be no assurances that any future relief efforts would be available to us.

The industry in which we operate is subject to significant competition and our failure to effectively compete could have a material adverse effect on our business and results of operations.

The hangar space rental segment of the aviation services industry in which we operate is very competitive. We compete with national, regional and local FBO and other hangar real estate companies. Competitor aircraft hangar operators at an airport compete based on various factors, including location of their facilities relative to runways and street access, service, value added features, reliability, and price. Our HBS hangar campuses compete with one or more hangar operators at their respective airports and with operators at nearby airports. Furthermore, ground leases related to HBS and FBO operations may be subject to competitive bidding at the end of their term.

Our competitors may include hangar operators currently operating at certain airports, as well as possible entrants into our market due to new entrants, consolidation, merger, modification of airport master plans, or any other number of factors. These entrants may have additional financial or other resources and/or lower cost structures than us. Other competitors have been in business longer than us. Having greater financial resources may make it easier for these competitors to absorb higher construction costs and other increases in expenses. This could impact our business and results of operations.

Our HBS hangar campuses do not have the right to be the sole provider of services at any airport. Furthermore, despite limited space for further development at certain airports, existing competitors with FBO facilities located at our current or future airports could expand their hangar facilities and additional operators of HBS could begin operations at such airports. Competitors might seek acquisitions in regions and markets competitive to us. Given the variety of factors that impact competitiveness within the HBS industry, we can give no assurance that we will be able to successfully compete, which could, in turn, result in a decline in the trading price of our securities.

The growth and success of our business is subject to our ability to market and to attract and retain tenants.

Our future success depends upon our ability to attract and retain tenants for hangars at our HBS campuses. The extent to which we achieve growth in our customer base materially influences our business and results of operation. Any number of factors could affect our ability to grow its customer base, including tenant preferences for hangar space and related services, including size and location of the hangar, as well as general economic conditions. The level and volatility of fuel prices may also impact the general aviation industry and our ability to attract and retain tenants. In addition, our ability to attract and retain customers may be dependent on other factors outside of our control, including the future trend of private aircraft sizes, the availability of alternative hangars, including size, location and/or services provided, as well as the external perception of us. Any significant decline in our customer base, or in our rate of growth, could have a material adverse effect on our business and results of operations, which could, in turn, result in a decline in the trading price of our securities.

Our rental income is initially concentrated within a small number of tenants and the loss of or default by one or more significant tenants could have a material adverse effect on our business and results of operations.

Our two largest tenants contributed a substantial portion of our revenues thus. Both of these tenants have ongoing leases with us that expire in December 2023 and November 2025, respectively (assuming no exercise of tenant option extensions). If any of our most significant tenants, currently or in the future, were to discontinue or otherwise reduce their use of our HBS hangar campuses or other services, our business and results of operation would be materially and adversely affected.

Our capital projects are subject to uncertainties, including the possibility of delays and cost overruns, which could have a material adverse effect on our business, results of operation and market reputation.

The estimated costs of, and the projected schedule for, our capital projects are subject to a number of uncertainties. Our ability to complete these projects within budgets and on expected schedules may be adversely affected by various factors including:

•	estimating errors;

•	design and engineering errors;

•	cost increases because of demand for labor and materials;

•	contractors’ difficulty in predicting costs over a lengthy construction period;

•	the need to estimate costs of unbid project elements;

•	changes to the scope of the projects;

•	delays in contract awards;

•	material and/or labor shortages;

•	unforeseen site conditions;

•	adverse weather conditions;

•	contractor defaults and bankruptcy;

•	labor disputes;

•	unanticipated levels of inflation;

•	litigation; and

•	environmental issues.

No assurance can be given that the costs of our projects will not exceed budgets or the guaranteed maximum price for such projects or that the completion will not be delayed beyond the projected completion dates. Any such cost overruns or delays could have a material adverse effect on our business, results of operations or market reputation, which could, in turn, result in a decline in the value of our common stock.

Failure to adequately maintain our HBS hangar campuses or the integrity of our fuel supplies may have a material adverse impact on the revenue or market share of one or more of our hangar campuses resulting in a decline in operations of the business.

HBS and FBO operators compete, in part, based on the overall quality and attractiveness of their facilities. Inadequate maintenance of any of the hangars or other assets comprising our HBS hangar campuses could result in customers’ electing not to utilize us where another provider operates, or to elect not to use a particular airport where an alternative operator in the same market exists. The resulting decline in tenants or negative impact on our reputation could adversely impact revenue, including from more than one facility, which would have a material adverse effect on our business and results of operation.

Aircraft owners and operators rely on HBS and FBO operators to control the quality of the fuel they provide. Failure to maintain the integrity of fuel supplies as a result of inadequate or inappropriate procedure or maintenance of fuel storage facilities, fuel trucks or related equipment on our part or our suppliers, including FBOs, could result in the introduction of contaminants and could lead to damage or failure of aircraft and could adversely impact the reputation, revenue, and/or profitability of our business.

The growth and success of our business is dependent on the continued service of certain key employees and the ability to recruit and retain new employees.

We are dependent on the continued availability of the services of our employees, many of whom are individually key to our current and future success, as well as the availability of new employees to implement our development plans. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time.

In addition, the market for employees is highly competitive, especially for employees in fields such as aviation and real estate. While our compensation programs are intended to attract and retain the employees required for us to be successful, ultimately, we may not be able to retain the services of all of our key employees or a sufficient number to execute our development plans. In addition, we may not be able to continue to attract new employees as required. In the event we are unable to attract and retain talent sufficient to support our development plans, our business and results of operations may be adversely affected.

Our management team has no prior experience operating a public company, and we cannot assure you that the past experience of our senior management team will be sufficient to successfully operate as a public company.

While certain members of our senior management team and directors have extensive experience in real estate, aviation, development, management and finance, no members of our senior management team and board of directors have prior experience in operating a public company. As a public company, we are required to develop and implement substantial control systems, policies and procedures in order to satisfy the company’s periodic SEC reporting. We cannot assure you that management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate a public company, which could have a material adverse effect on our business, results of operation, and value of its common stock.

We will not be required to have our outside auditor attest to the effectiveness of our internal controls for several years. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in the Company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. As of such time that we are no longer an emerging growth company or a non-accelerated filer and smaller reporting company, Section 404 of the Sarbanes-Oxley Act will require our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements. As a result, there would likely be no outside auditor attestation report on our internal controls over financial reporting for the fiscal years through 2024. We will be required to evaluate our status as a smaller reporting company on an annual basis.

We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the value of our common stock.

We conduct substantially all of our operations under ground leases, which grant significant rights to airport authorities as our direct or ultimate landlord. The termination for cause of one or more of the ground leases would affect our business and results of operations significantly.

We do not directly own the sites we develop and lease to tenants. Instead, we enter into ground leases at each site directly or indirectly (thru a sub-lessor) from airport authorities and other governmental agencies that regulate local airports. Airport authorities may choose not to renew a lease at all or to only renew the lease on terms that are unfavorable to us. In addition, airport authorities may require us to participate in a bidding process to renew a lease, which could require unanticipated capital spending and could divert management’s attention during the pendency of the process. The loss or modification of any of our airport ground leases could adversely impact our business and results of operations.

Because we do not directly own the sites we lease, we will not be able to liquidate real estate investments in order to meet liquidity needs.

Unlike other real estate companies that lease space to tenants, we do not directly own the sites we lease. Instead, the sites are subject to long-term ground leases with airport authorities. As a result, we will not be able to sell underlying real estate assets in order to meet liquidity requirements, including our debt service obligations, which could have a material and adverse impact on our liquidity position and ability to meet our obligations.

We may be unable to renew ground leases, lease vacant space or re-lease space as leases expire, or renewing existing leases may require significant concession, inducements and/or capital expenditures.

We cannot assure you that our airport ground leases will be renewed or that our hangars will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial concessions or below-market renewal options to attract new tenants or retain existing tenants.

If the rental rates for our hangar campuses decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our business and results of operations could be adversely affected. In order to attract and retain tenants, we may be required to make rent or other concessions to tenants, accommodate requests for renovations and other improvements or provide additional services to our tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or if capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and/or an inability to attract new tenants, which would have a material adverse effect on our business and results of operation.

Failure to succeed in new markets may have adverse consequences.

We intend to continue to develop properties across the United States. When we develop properties located in new geographic areas in the United States, we may face risks associated with a lack of market knowledge or understanding of the local market, including the availability and identity of quality tenants, forging new business relationships in the area, and developing an understanding of local government requirements and procedures. Furthermore, the negotiation of a potential expansion into new markets may divert management time and other resources. As a result, we may have difficulties executing our business strategy in these new markets, which could have a negative impact on our business and results of operations.

Our business and results of operations will be dependent on tenants satisfying their obligations under tenant leases, which may be subject to default or termination.

We are subject to tenant credit risk. Our HBS hangars are generally leased to single or multi hangar tenants, and certain of our tenants constitute a significant percentage of our revenues. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that tenant. For instance, any of our tenants could experience a downturn in their businesses as a result of the ongoing COVID-19 pandemic or otherwise, which may weaken their financial condition and liquidity and result in their failure to make timely payments to us or otherwise default under their contracts.

If a tenant defaults under its lease, we may be forced to pursue alternative arrangements with those tenants in order to recover amounts due under the leases or pursue litigation in order to collect payments from tenants who are unable make their lease payments as they come due. We can provide no assurance that we will be able to collect the full amount due under a particular lease if we are forced to pursue alternative payment arrangements or litigation with any of our tenants. If the tenant represents a significant portion of our rental revenues, the impact on our business and results of operations would be material if it impacts the company’s ability to pay ground lease rent payments on a timely basis.

If a bankrupt tenant rejects a lease with us, any claim we might have for breach of the lease, excluding a claim against collateral securing the lease, would be treated as a general unsecured claim. In the event of a tenant's default under its lease or its rejection of the lease in bankruptcy proceedings, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms. As a result, our financial condition and results of operations could be adversely affected.

Our business and results of operations may be materially adversely affected by a default under a ground lease or the bankruptcy of a subsidiary.

We are a holding company with no independent operations and, as such, will be dependent upon the operations of our subsidiaries. Our subsidiaries’ operations rely upon the authority granted under certain ground leases to operate project sites. Each operating subsidiary with bond debt is structured as a special purpose entity. In the event of the bankruptcy of one or more of these subsidiaries, delays in the payment of rent, fees or loan payments may occur under the automatic stay provisions of the United States Bankruptcy Code. Moreover, a subsidiary debtor as lessee or a trustee in bankruptcy may reject a ground lease altogether, thereby extinguishing the respective subsidiary’s duty to pay rent and its right to use the leased property. In addition, a subsidiary lessee may fail to make rental or fee payments when due to the respective airport landlord, regardless of its financial situation. Such bankruptcy or default of a subsidiary lessee could result in the loss of the leased property, which is critical to the operation of our business. A loss of any leased property could have a material adverse effect on our business and results of operations.

To the extent a ground lease constitutes a “true lease,” a subsidiary that has executed its applicable ground lease, or other executory contract, with an airport landlord and seeks protection under the U.S. bankruptcy laws must, subject to the bankruptcy court’s approval, assume or reject (a) its ground lease within 120 days after the bankruptcy filing (subject to court approval, a one-time 90-day extension is allowed (further extensions are subject to the consent of the relevant airport landlords)), and (b) its other executory contracts with the airport landlord no later than the confirmation of a plan of reorganization.

In the event of assumption and/or assumption and assignment of any executory contract with a third party, the subsidiary would be required to cure any pre- and post-petition monetary defaults and provide adequate assurance of future performance under the ground lease or other applicable agreements.

Rejection of a ground lease or other executory contract, in general, is treated as a pre-petition breach of contract. Subject to certain exceptions, this rejection relieves the subsidiary of performing future obligations under the contract, but will give rise to the tenant’s loss of use of the leased property and a pre-petition general unsecured claim of the airport landlord for rejection damages, the amount of which in the case of a ground lease or other agreement is limited by the United States Bankruptcy Code generally to any amounts due and payable prior to the bankruptcy plus the greater of (a) the rent reserved by such lease, without acceleration, for one year of rent; or (b) 15% of the total remaining rent payments, not to exceed three years. However, the amount ultimately received in the event of a rejection of a ground lease or other agreement could be considerably less than the maximum amounts allowed under the United States Bankruptcy Code. In addition, payments made by a subsidiary in bankruptcy within 90 days of filing a bankruptcy case could be deemed to be an “avoidable preference” under the United States Bankruptcy Code and thus subject to recapture by the debtor-in-possession or its trustee in bankruptcy. In general, risks associated with bankruptcy include risks of substantial delay in payment or of non-payment and the risk that the airport landlord may not be able to enforce any of its remedies under the agreements with a bankrupt borrower.

During the pendency of a bankruptcy proceeding, a debtor subsidiary may not, absent a court order, make any payments to the airport landlord to us on account of goods and services provided prior to the bankruptcy. Thus, the airport landlord or our stream of payments from a debtor subsidiary would be interrupted to the extent of pre-petition goods and services, including accrued loan and lease payments, which would have a material adverse effect on our business and results of operation.

In addition, with respect to tenant leases, under current bankruptcy law, in the event of a bankruptcy of such tenant, the tenant can generally assume or reject a lease within a certain number of days of filing its bankruptcy petition. If a tenant rejects the lease, our damages as a landlord, subject to availability of funds from the bankruptcy estate, are generally limited to the greater of (1) one year's rent and (2) the rent for 15% of the remaining term of the lease, not to exceed three years. Any such event could have a material adverse effect on our business and results of operations.

The lack of accurate and reliable industry data can result in unfavorable strategic planning, mergers and acquisitions, and macro pricing decisions.

We use industry and airport-specific general aviation traffic data published by the FAA, as well as data from private sources, to identify trends in the aircraft hangar industry. We also use this data as an input to decision-making, including in strategic planning and pricing matters. Both the public and private data, however, has several limitations and challenges. As a result, the use of such data may result in decisions in strategic planning or pricing that are incorrect or inefficient, which could have a material adverse effect on our business and results of operation.

We are subject to extensive governmental regulations that could require significant expenditures. Regulators, such as the TSA, have and may again consider regulations that could impair the relative convenience of general aviation and adversely affect demand for our services.

We are subject to extensive regulatory requirements and compliance with those requirements could result in significant costs. For example, the FAA, from time to time, issues directives and other regulations relating to the management, maintenance, and operation of airport facilities. Compliance with those requirements may cause us to incur significant expenditures.

In addition, the proposal and enactment of additional laws and regulations, including by the TSA, as well as any failure to comply with such laws and regulations, could significantly increase the cost of our operations and reduce overall revenue. Moreover, certain new regulations, if implemented, could decrease the convenience and attractiveness of general aviation travel relative to commercial air travel and may adversely impact demand for our services.

Compliance or failure to comply with the ADA and other regulations could result in substantial costs.

Under the ADA, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance with these requirements could result in additional costs to attain compliance, the imposition of fines by the federal government or the award of damages or attorney’s fees to private litigants. If we are required to make unanticipated expenditures to comply with the ADA or other regulations, including removing access barriers, then our business and results of operations may be adversely affected.

Potential limitation of tax-exemption of interest on private activity bonds could impact the debt funding of Sky for future projects or significantly increase our cost.

From time to time, the President of the United States, the United States Congress and/or state legislatures have proposed and could propose in the future, legislation that, if enacted, could cause interest on PABs to be subject, directly or indirectly, to federal income taxation or to be subject to state income taxation. Clarifications of the Internal Revenue Code of 1986, as amended, or court decisions may also cause interest on PABs to be subject, directly or indirectly, to federal income taxation or to be subject to state income taxation. The introduction or enactment of any such legislative proposals or any clarification of the Internal Revenue Code of 1986, as amended, or court decisions may also affect the market price for, or marketability of, PABs. We expect to issue PABs in the future to partially fund our expansion of hangar campuses at new airport sites. Lack of access to PABs due to change in law or market access would have an increase in the cost of our debt and our future financial results.

We have been and may in the future be adversely impacted by emergency regulations adopted in response to significant events, such as natural disasters or public health crises, which could adversely impact our operations.

In response to significant events, local, state and federal governments have and may in the future adopt regulations that could impact our operations. For example, as noted above, in response to the COVID-19, certain localities adopted restrictions on the use of certain of our services facilities and limited our ability to complete development projects. Similar restrictions could be imposed in the future in response to significant events and these restrictions could adversely impact our business and results of operations.

Uninsured losses or a loss in excess of insured limits could adversely affect our business and results of operations.

We carry comprehensive liability, fire, property damage, and business interruption insurance on our HBS hangar campuses, with policy specifications and insured limits that we believe are customary for similar properties. An unanticipated number of claims under the insurance policy or policies, however, could result in payment of unanticipated deductibles and increased premiums, which could result in a material adverse effect on our business and results of operations.

As with all real estate, if reconstruction (for example, following fire or other casualty) or any major repair or improvement is required to the damaged property, changes in laws and governmental regulations may be applicable and may materially affect the cost to, or ability of, us to affect such reconstruction major repair or improvement. In addition, there can be no assurance that the amount of insurance required or provided would be sufficient to cover damages caused by any casualty, or that such insurance will be commercially available in the future.

There can also be no assurance that any loss incurred will be of a type covered by such insurance and will not exceed the limits of such insurance. For instance, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could suffer disruption of rental income, potentially for an extended period of time, while remaining responsible for any financial obligations relating to the applicable HBS hangar campus, which would have a material adverse effect on our business and results of operations.

We may not be able to rebuild our properties to their existing specifications if we experience a substantial or comprehensive loss of such properties.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such a property may require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of properties.

Our businesses are subject to environmental risks that may impact our future profitability.

Our businesses are subject to numerous statutes, rules and regulations relating to environmental protection and we are exposed to various environmental risk and hazards, including the environmental protection requirements related to the storage and handling of jet fuel and compliance with firefighting regulations. Materialization of these risks could result in substantial losses including personal injury, loss of life, damage or destruction of property and equipment, and environmental damage. Any losses we face could be greater than insurance levels maintained by our businesses and could have an adverse effect on us and our businesses and results of operations. We also could be subject to fines and penalties for violation of applicable environmental regulations, which could be substantial. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect future rentals, services and cash flows.

Failure to comply with regulations or other claims may interrupt operations and result in civil or criminal penalties, significant unexpected compliance costs and liabilities that could adversely affect the profitability of our business. These rules and regulations are subject to change, and compliance with any changes could result in a restriction of the activities of our businesses, significant capital expenditures, and/or increased ongoing operating costs.

We may also be required to address other prior or future environmental contamination, including soil and groundwater contamination that results from the spillage of fuel, hazardous materials, or other pollutants. Any past contamination of the properties could result in remediation obligations, personal injury, property damage, environmental damage, or similar claims by third parties.

Under various federal, state, and local environmental statutes, rules and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability, whether the current owner or operator knew of, or was responsible for, the presence of hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of those materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person and whether or not the original disposal or treatment activity accorded with all regulatory requirements. The presence of hazardous materials on a property could result in personal injury, loss of life, damage or destruction of property and equipment, environmental damage and/or claims by third parties that could have a material adverse effect on our business and results of operations.

We are exposed to the potential impacts of future climate change and climate change-related risks.

Our properties may be exposed to rare catastrophic weather events, such as severe storms, floods or wildfires. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. In addition, in connection with any development project, we may be harmed by potential changes to the supply chain or stricter energy efficiency standards for industrial buildings. To the extent climate change causes shifts in weather patterns, our markets could experience negative consequences, including declining demand for hangar space and an inability to operate our hangar campuses. Climate change may also have indirect negative effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable and increasing the cost of, among other things, energy, aircraft fuel and building materials.

In addition, compliance with new laws or regulations relating to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or result in increased operating costs that we may not be able to effectively pass on to our tenants. Any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, misappropriation of assets and/or damage to our business relationships, all of which could negatively impact our business and results of operations.

Cyber incidents may result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation and damage to our tenants. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. Any processes, procedures and internal controls that we implement, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that our financial results, operations, business relationships, confidential information or common stock price will not be negatively impacted by such an incident.

Insider or employee cyber and security threats are increasingly a concern for all companies, including us. In addition, social engineering and phishing are a particular concern for companies with employees. As a landlord, we are also susceptible to cyber-attacks on our tenants and their payment information. We are continuously working to deploy information technology systems and to provide employee awareness training around phishing, malware and other cyber risks to ensure that we are protected against cyber risks and security breaches. Such technology and training, however, may not be sufficient to protect us and our tenants from all risks.

As a smaller company, we use third-party vendors to assist us with our network and information technology requirements. While we carefully select these third-party vendors, we cannot control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor could adversely affect our business and results of operations.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Risks Relating to Our Organization and Structure

We are a “controlled company” within the meaning of The NYSE American listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

We qualify as a “controlled company” within the meaning of the corporate governance standards of The NYSE American. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of the our Board consist of independent directors, (ii) our compensation committee is composed entirely of independent directors and (iii) director nominees be selected or recommended to our Board by independent directors.

We rely on certain of these exemptions. As a result, we do not have a compensation committee consisting entirely of independent directors and our directors are not nominated or selected solely by independent directors. We may also rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemption, holders of Class A Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The NYSE American.

The Existing Sky Equityholders control the direction of SHG Corporation’s business, and the concentrated ownership of Common Stock prevent you and other stockholders from influencing significant decisions.

In connection with the Business Combination, we, the Existing Sky Equityholders, and the Sponsor (collectively the “Stockholder Parties”) entered into the Stockholders’ Agreement. Pursuant to the terms of the Stockholders’ Agreement, each of the parties thereto are required to take all necessary action to cause the specified designees of the Existing Sky Equityholders to be nominated to serve on our Board, and each of the holders are required, among other things, to vote all of the securities of SHG Corporation held by such party in a manner necessary to elect the individuals designated by such holders. For so long as these parties hold a majority of Common Stock, they will be able to control the composition of our Board, which in turn will be able to control all matters affecting us, subject to the terms of the Stockholders’ Agreement, including:

•

any determination with respect to our business direction and policies, including the appointment and removal of officers and, in the event of a vacancy on our Board, additional or replacement directors;

•	any determinations with respect to mergers, business combinations or disposition of assets;

•	determination of our management policies;

•	our financing policy;

•	our compensation and benefit programs and other human resources policy decisions; and

•	the payment of dividends on Common Stock.

Because the interests of these stockholders may differ from our interests or the interests of our other stockholders, actions that these stockholders take with respect to us may not be favorable to us or our other stockholders.

Provisions in our Bylaws and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Bylaws provide that, to the fullest extent permitted by law, and unless we provide notice in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of SHG Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of SHG Corporation’s directors, officers, employees or agents to SHG Corporation or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the A&R Certificate of Incorporation or SHG Corporation Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Our Bylaws further provide that the federal district courts of the United States is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. There is uncertainty as to whether a court would enforce such a provision relating to causes of action arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The clauses described above do not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, and as such, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the SOX, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of its reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Because members of our senior management team will hold most or all of their economic interest in Sky through other entities, conflicts of interest may arise between them and holders of shares of Class A Common Stock or us.

Because members of our senior management team hold most or all of their economic interest in Sky directly through holding companies, they may have interests that do not align with, or conflict with, those of the holders of Class A Common Stock or with us. For example, members of our senior management team may have different tax positions from those of SHG Corporation and/or holders of Class A Common Stock, which could influence their decisions regarding whether and when to enter into certain transactions or dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to SHG Corporation.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

Risks Relating to Tax

Our only principal asset is our interest in Sky, and accordingly we will depend on distributions from Sky to pay dividends, taxes, other expenses, and make any payments required to be made by us under the Tax Receivable Agreement.

We are a holding company and have no material assets other than our ownership of Sky Common Units. We are not expected to have independent means of generating revenue or cash flow, and our ability to pay our taxes, operating expenses, and pay any dividends in the future will be dependent upon the financial results and cash flows of Sky. There can be no assurance that Sky will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments will permit such distributions. If Sky does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.

Sky will continue to be treated as partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated, for U.S. federal income tax purposes, to the holders Sky Common Units. Under the terms of the A&R Operating Agreement, Sky is obligated to make pro rata tax distributions to holders of Sky Common Units calculated at certain assumed rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement, which could be significant and some of which will be reimbursed by Sky (excluding payment obligations under the Tax Receivable Agreement). For so long as we are Managing Member (as defined in the A&R Operating Agreement) of Sky, we intend to cause Sky to make ordinary distributions and tax distributions to the holders of Sky Common Units on a pro rata basis in amounts sufficient to enable us to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, Sky’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of Sky and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in Sky’s debt agreements, or any applicable law, or that would have the effect of rendering Sky insolvent. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.

We anticipate that the distributions received from Sky may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. The board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A Common Stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.

The Tax Receivable Agreement requires us to make cash payments to the TRA Holders in respect of certain tax benefits and such payments may be substantial. In certain cases, payments under the Tax Receivable Agreement may (i) exceed any actual tax benefits the Tax Group realizes or (ii) be accelerated.

Following closing of the Business Combination, we, Sky, the Existing Sky Equityholders and Tal Keinan (in the capacity of “TRA Holder Representative”) entered into the Tax Receivable Agreement. Pursuant to the Tax Receivable Agreement, we are generally required to pay the TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Tax Group (i.e., SHG Corporation and applicable consolidated, unitary, or combined Subsidiaries) realizes, or is deemed to realize, as a result of certain Tax Attributes, which include:

•

existing tax basis in certain assets of Sky and certain of its direct or indirect Subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service, attributable to Sky Common Units acquired by SHG Corporation from a TRA Holder, as determined at the time of the relevant acquisition;

•

tax basis adjustments resulting from taxable exchanges of Sky Common Units (including any such adjustments resulting from certain payments made by SHG Corporation under the Tax Receivable Agreement) acquired by SHG Corporation from a TRA Holder pursuant to the terms of the A&R Operating Agreement; and

•	tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement generally will be based on the tax reporting positions that we determine (with the amount of subject payments determined in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent), and the IRS or another taxing authority may challenge all or any part of a position taken with respect to Tax Attributes or the utilization thereof, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any Tax Attributes initially claimed or utilized by the Tax Group are disallowed, the TRA Holders will not be required to reimburse us for any excess payments that may previously have been made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders will be applied against and reduce any future cash payments otherwise required to be made by us to the applicable TRA Holders under the Tax Receivable Agreement, after the determination of such excess. However, a challenge to any Tax Attributes initially claimed or utilized by the Tax Group may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. As a result, there might not be future cash payments against which such excess can be applied and we could be required to make payments under the Tax Receivable Agreement in excess of the Tax Group’s actual savings in respect of the Tax Attributes.

Moreover, the Tax Receivable Agreement will provide that, in certain Early Termination Events, we will be required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the Tax Group to fully utilize the Tax Attributes over certain specified time periods and that all Sky Common Units that had not yet been exchanged for Class A Common Stock or cash are deemed exchanged for cash. The lump-sum payment could be material and could materially exceed any actual tax benefits that the Tax Group realizes subsequent to such payment.

Payments under the Tax Receivable Agreement will be our obligations and not obligations of Sky. Any actual increase in our allocable share of Sky and its relevant subsidiaries’ tax basis in relevant assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of an exchange of Sky Common Units by a TRA Holder pursuant to the terms of the A&R Operating Agreement and the amount and timing of the recognition of the Tax Group’s income for applicable tax purposes. While many of the factors that will determine the amount of payments that we will be required to make under the Tax Receivable Agreement are outside of our control, we expect that the aggregate payments we will be required to make under the Tax Receivable Agreement could be substantial and, if those payments substantially exceed the tax benefit we realize in a given year or in the aggregate, could have an adverse effect on our financial condition, which may be material.

Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the Tax Attributes that may be deemed realized under the Tax Receivable Agreement.

We could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof in the United States or other jurisdictions.

We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof in the United States or other jurisdictions and changes in tax law could reduce our after-tax income and adversely affect our business and financial condition. For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), enacted in December 2017, resulted in fundamental changes to the U.S. Internal Revenue Code of 1986 (the “Code”), as amended, including, among many other things, a reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, relaxed certain of the limitations imposed by the Tax Act for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the Tax Act and the CARES Act for future years is difficult to quantify, but these changes could materially affect SHG Corporation, Sky, or its subsidiaries. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, or effect other changes that could have a material adverse effect on SHG Corporation’s financial condition. Such changes could also include increases in state taxes and other changes to state tax laws to replenish state and local government finances depleted by costs attributable to the COVID-19 pandemic and the reduction in tax revenues due to the accompanying economic downturn.

In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex and often open to interpretation. In the future, the tax authorities could challenge our interpretation of laws, regulations and treaties, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Changes to tax laws may also adversely affect our ability to attract and retain key personnel.

Risks Relating to Our Common Stock and Warrants

The market price of Class A Common Stock and Public Warrants has been and may continue to be extremely volatile, which could cause purchasers of our securities to incur substantial losses.

The market prices and trading volume that our shares of Class A Common Stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Class A Common Stock and Public Warrants to incur substantial losses. Since the closing of the Business Combination, our Class A Common Stock has traded as low as $5.60 and as high as $43.41 as of March 25, 2022. In addition, the volume of trading of our Class A Common Stock has been inconsistent. For example, on February 16, 2022 our Class A Common Stock had trading volume of 13,800 shares and on February 18, 2022 our Class A Common Stock had trading volume of 19,692,800.  Our Public Warrants have not traded in tandem with our Class A Common Stock, and since the closing of the Business Combination has traded within a range of $0.33 to $2.75 as of March 25, 2022.

We believe that the recent volatility and our current market prices reflect market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know how long these dynamics will last. Under the circumstances, investors in our Class A Common Stock and Warrants are subject to the the risk of losing all or a substantial portion of their investment.

Extreme fluctuations in the market price of our Common Stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

●

the market price of our Class A Common Stock has experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;

●

factors in the public trading market for our Common Stock may include the sentiment of retail investors, the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Common Stock and any related hedging and other trading factors;

●

to the extent volatility in our Common Stock is caused by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Common Stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and

●	if the market price of our Class A Common Stock declines, you may be unable to resell your shares at or above the price at which you acquired them, and the Warrant you own may become out of the money.

The trading price of Class A Common Stock and Public Warrants depends on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Any of the factors listed below could have a material adverse effect on investment in Class A Common Stock and Public Warrants, and Class A Common Stock and Public Warrants may trade at prices significantly below the price paid for them. In such circumstances, the trading price of Class A Common Stock and Public Warrants may not recover and may experience a further decline. Factors affecting the trading price of Class A Common Stock and Public Warrants may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	speculation in the press or investment community;
●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	publications of research reports by securities analysts about us, our competitors, or the industry we operate in;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of Class A Common Stock available for public sale;
●	any major change in the Board or management;
●	sales of substantial amounts of Class A Common Stock by directors, officers or significant stockholders or the perception that such sales could occur;
●

general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), epidemics, currency fluctuations and acts of war (such as the conflict between Russia and Ukraine) or terrorism; and

●	other risk factors listed under this “Risk Factors” section.

We cannot predict the impact our dual class structure may have on the stock price of Class A Common Stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. As a result, the market price of shares of Class A Common Stock could be adversely affected.

The outstanding Warrants will become exercisable for shares of Class A Common Stock no later than April 21, 2022 and common units in Sky may be redeemed for Class A common stock upon expiration of the applicable lock-up period. The exercise of these outstanding warrants will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 25, 2022, there were 6,799,439 outstanding Public Warrants to purchase 6,799,439 shares of Class A Common Stock at an exercise price of $11.50 per share, which warrants will become exercisable upon the earlier of the effectiveness of a resale registration statement registering the shares of Class A Common Stock underlying the Public Warrants and Private Placement Warrants and April 21, 2022. In addition, as of March 25, 2022, there were 7,719,779 Private Placement Warrants outstanding exercisable for 7,719,779 shares of Class A Common Stock at an exercise price of $11.50 per share. Beginning on April 21, 2022, the Public Warrants and Private Placement Warrants may be exercised on a cashless basis. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market.

In addition, as of March 25, 2022, we had 42,192,250 Sky common units outstanding, which upon expiration of the lock-up period may be redeemed for shares of our Class A common stock on a one-for-one basis. The lock-up period for the outstanding Sky common units, and for the shares of Class A Common Stock underlying the Private Placement Warrants, expires upon the earlier of (a) January 25, 2023 and (b) if the last sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing on or after June 24, 2022. Furthermore, we are required to register for resale all of the Class A common stock underlying such outstanding units. Sales of substantial numbers of such shares in the public market , or the perception that such sales may occur, could adversely affect the market price of Class A Common Stock, the impact of which is increased as the value of our stock price increases.

There is no guarantee that the Warrants will be in the money, and they may expire worthless and the terms of our Warrants may be amended.

The exercise price for the Warrants is $11.50 per share of Class A Common Stock. There is no guarantee that the Warrants will be in the money at any given time prior to their expiration. If the trading price of Class A Common Stock declines, the Warrants may expire worthless. As described above, the Warrants will become exercisable upon the earlier of the effectiveness of a resale registration statement registering the shares of Class A Common Stock underlying the Public Warrants and Private Placement Warrants and April 21, 2022. We intend to seek to go effective on such resale registration statement as soon as possible, but we may not be able to go effective on that registration statement prior to April 21, 2022. We can provided no assurances that the trading price of our Class A Common Stock will remain at levels where it would be attractive to exercise our outstanding Warrants until the time that such warrants become exercisable.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to the holders of such Warrants, thereby making such Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. Our Class A Common Stock has recently been trading at such levels, and we may seek to exercise this right after the Warrants become exercisable. If and when such Warrants become redeemable by us, we may not exercise our redemption rights if the issuance of shares of Class A Common Stock upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Warrants were offered by Yellowstone in its initial public offering. Redemption of the outstanding Warrants could force the holders of such Warrants (i) to exercise the Warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so, (ii) to sell the Warrants at the then-current market price when you might otherwise wish to hold the Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

We will have broad discretion over the use of proceeds from the exercise of the Warrants, and we may invest or spend the proceeds in ways with which investors do not agree and in ways that may not yield a return.

We will have broad discretion over the use of proceeds from the exercises of the Warrants. Investors may not agree with our decisions, and our use of the proceeds may not yield a return on investment. We intend to use these net proceeds for general corporate purposes, which may include capital expenditures and working capital. Our use of these proceeds may differ substantially from our current plans. Our failure to apply the net proceeds from the exercises of Warrants and options effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital.

The Warrants may be amended in a manner adverse to a holder if holders of 50% of the then outstanding Warrants approve of such amendment.

The Public Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Warrants; provided that if an amendment adversely affects the Private Placement Warrants in a different manner than the Public Warrants or vice versa, then the vote or written consent of the holders of 65% of the Public Warrants and 65% of the Private Placement Warrants, voting as separate classes, is required. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of 50% of the then-outstanding Public Warrants approve of such amendment and, solely with respect to any amendment adversely affecting the Private Placement Warrants in a different manner than the Public Warrants or vice versa, if holders of 65% of the Public Warrants and 65% of the Private Placement Warrants, voting as separate classes, approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a warrant.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.

If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.

The trading market for Class A Common Stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A Common Stock or publish inaccurate or unfavorable research about our business, the price of Class A Common Stock would likely decline. If few analysts cover us, demand for Class A Common Stock could decrease and our Class A Common Stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by any investor. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by any investor, and investors purchasing shares or other securities in the future could have rights superior to you. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by any investor.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of Class A Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

The information set forth under the caption “Our Properties” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

(a)	Market Information

Prior to the Closing Date, the Company’s publicly traded units, common stock and warrants were listed on The New York Stock Exchange (“NYSE”) under the symbols “YSACU,” “YSAC,” and “YSACW,” respectively. Upon the closing, the Company’s Class A Common Stock and warrants were listed on the NYSE American under the symbols “SKYH” and “SKYH WS,” respectively. The Company’s publicly traded units automatically separated into their component securities upon the closing of the Business Combination, and as a result, no longer trade as a separate security and were delisted from NYSE.

As of March 25, 2022, there were four holders of record of Class A Common Stock and three holders of record of Warrants. However, because many of the shares of Class A Common Stock and the Warrants are held by brokers and other institutions on behalf of stockholders, the Company believes there are substantially more beneficial holders of Class A Common Stock and Warrants than record holders.

(b)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of any Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(c)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(d)	Recent Sales of Unregistered Securities, Use of Proceeds from Registered Public Offering

Except as previously disclosed in our Quarterly Reports on Form 10-Q during 2021, we did not sell any securities that were not registered under the Securities Act during the period covered by this Annual Report on Form 10-K.

On January 25, 2022, in connection with the completion of the Business Combination and as contemplated by the Equity Purchase Agreement and the Subscription Agreements, the Company made the following issuances of unregistered securities, as further described in the disclosure set forth under the Introductory Note above:

●	4,500,000 shares of Class A common stock to Boston Omaha for aggregate consideration of $45.0 million;

●	5,500,000 shares of Class A common stock to BOC YAC Funding LLC upon conversion of series B preferred units in Sky for aggregate consideration of $55.0 million; and

●	42,192,250 shares of Class B Common Stock to the Existing Sky Equityholders.

The Sky Common Units are redeemable for shares of Class A Common Stock at each Sky Common Unit holder’s election. Up to 42,192,250 shares of Class A Common Stock are issuable upon the redemption of the Sky Common Units. The Company issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, references in this section to the terms “YAC,” the “Company,” “we,” “our” and “us” refer to Yellowstone Acquisition Company prior to the Business Combination. The term “Sky” refers to Sky Harbour LLC. The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of YAC prior to the Business Combination because the Business Combination was consummated after the period covered by the financial statements included in this Annual Report on Form 10-K. Accordingly, the historical financial information included in this Annual Report on Form 10-K, unless otherwise indicated or as the context otherwise requires, is that of YAC prior to the Business Combination.

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

Overview

We are an aviation infrastructure development company building the first nationwide network of Home-Basing Solutions (“HBS”) for business aircraft. We develop, lease and manage general aviation hangars across the United States, targeting airfields in markets with significant aircraft populations and high hangar demand. Our HBS campuses feature exclusive private hangars and a full suite of dedicated services specifically designed for home-based aircraft.

As the fleet of private jets in the United States continues to grow, with recent new aircraft deliveries exceeding retirements, demand for hangar space is at a premium in part because new jets require more square footage of hangar space and the pace of new hangar construction has lagged behind the demand. The cumulative square footage of the business aircraft fleet in the United States increased 42% between 2010 and 2020. Moreover, over that same period, there was a 70% increase in the square footage of larger private jets – those with greater than a 24-foot tail height. The larger footprint aircraft impose stacking challenges and constraints in the traditional shared or community hangars operated by fixed-base operators (“FBO”). The addition of winglets (the vertical extensions on aircraft wingtips) on most modern business jets inhibits wing-over-wing storage. Aircraft hangars are in high demand and short supply, with some airports compiling waiting lists that can exceed several years.

Our scalable business strategy addresses the increased imbalance between the supply and demand for private jet storage, including the lack of hangar facilities able to accommodate larger aircraft, by growing our portfolio of HBS campuses at key airports across the United States. We target airports with excess demand for private hangar space, typically near metropolitan areas, which include both established and growing markets. We intend to capitalize on the existing hangar supply constraints, particularly for high-end tenants.

We were a former blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We completed our initial public offering on October 26, 2020 and Business Combination on January 25, 2022. We had no substantive operations prior to the completion of the Business Combination.

Results of Operations

Prior to the completion of the Business Combination on January 25, 2022, we neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2021 were organizational activities, those necessary to prepare for the IPO, and identifying a target company for a Business Combination and the completion of the Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO.

For the year ended December 31, 2021, and for the period from August 25, 2020 (date of inception) through December 31, 2020, we had net income/(loss) of $2,946,919 and  ($3,024,804), respectively.  We recognized $6,095,170 and ($2,070,328) of income/(loss) related to the change in fair value of our warrants liabilities for the calendar year ended December 31, 2021 and for the period from August 25, 2020 (date of inception) through December 31, 2020, respectively.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund the construction of new assets, fund working capital and other general business needs. Our primary sources of cash include the issuance of equity and debt securities and operating cash flows. Our long-term liquidity requirements include lease payments under our ground leases with airport authorities, repaying principal and interest on outstanding borrowings, funding our operations and paying accrued expenses. Yellowstone did not have any long-term contractual obligations as of December 31, 2021.

We believe that following the Business Combination, as a publicly traded company, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity securities. However, as a new public company, we cannot assure you that we will have access to these sources of capital or that, even if such sources of capital are available, that these sources of capital will be available on favorable terms. Our ability to incur additional debt will depend on multiple factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that are or may be imposed by future lenders. Our ability to access the equity and debt capital markets will depend on multiple factors as well, including general market conditions for real estate companies, our degree of leverage, the trading price of our common stock and market perceptions about our company.

Yellowstone Activity and Business Combination

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

On September 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Proposed Business Combination pursuant to a promissory note (the “Note”). This loan bears interest at the Federal Short Term Rate published pursuant to Section 1274(d) of the Internal Revenue Code, compounded annually.  The loan is payable on the earlier of the date on which the Company consummates its Business Combination or the date that the Company’s winding up is effective.  The principal balance, together with all accrued interest thereon, may be prepaid at any time at the election of the Company. As of December 31, 2021, there was $1,000,000 outstanding under the Note. The Note was fully repaid in connection with the Business Combination.

As of December 31, 2021, we had assets held in the trust account of $138,760,121 consisting of $69,378,000 in U.S. treasury securities with a maturity of 185 days or less as well as $69,382,121 of money market funds . Investment income on the trust account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any funds from the investment income on the trust account. In addition, $114,626 of cash was held outside of the trust account and is available for working capital purposes as of December 31, 2021. At the closing of the Business Combination, we received an aggregate of $46 million of net proceeds to us, consisting primarily of the BOC PIPE, and the amount held in the Yellowstone trust account, net of redemptions and transaction costs, including $4,759,615 paid to the underwriters of the Yellowstone IPO as a deferred underwriting commission. Following the Business Combination, we had cash and cash equivalents of approximately $53.2 million and restricted cash and cash equivalents of approximately $197.1 million.

For the year ended December 31, 2021, and for the period from August 25, 2020 (date of inception) through December 31, 2020, cash used in operating activities was $1,965,292 and $708,213, respectively, consisting of formation and operating costs.

Private Activity Bonds

On September 14, 2021, a subsidiary of Sky completed an issuance through the Public Finance Authority (Wisconsin) of $166,340,000 of Senior Special Facility Revenue Bonds (Aviation Facilities Project), Series 2021 (the “PABs”). The PABs are comprised of three maturities: $21,085,000 bearing interest at 4.00%, due July 1, 2036; $30,435,000 bearing interest at 4.00%, due July 1, 2041; and $114,820,000 bearing interest at 4.25%, due July 1, 2054. The Series 2021 Bond that has a maturity date of July 1, 2036 was issued at a premium, and Sky received bond proceeds that were $249,436 above its face value. The net proceeds from the issuance of the PABs proceeds are being used to (a) finance or refinance the construction of various aviation facilities consisting of general aviation aircraft hangars and storage facilities located and to be located on the SGR site, the OPF site, the BNA site, the APA site, and the DVT site; (b) fund debt service and other operating expenses such as ground lease expense during the initial construction period; (c) fund deposits to the Debt Service Reserve Fund; and (d) pay certain costs of issuance related to the PABs.

Debt Covenants

The PABs contain financial and non-financial covenants, including a debt service coverage ratio, a restricted payments test and limitations on the sale, lease, or distribution of assets. To the extent that SHC does not comply with these covenants, an event of default or cross-default may occur under one or more agreements, and we or our subsidiaries may be restricted in our ability to pay dividends, issue new debt or access our leased facilities. The PABs are collateralized on a joint and several basis with the property and revenues of all SHC subsidiaries and their assets financed or to be financed from the proceeds of the PABs.

Covenants in the PABs require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The PABs are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board.

Lease Commitments

The table below sets forth certain information with respect to Sky’s future minimum lease payments required under operating leases as of December 31, 2021 (all of which were assumed by us in connection with the Business Combination):

Amount Due
2022	$2,031,193
2023	2,389,784
2024	2,427,720
2025	2,462,337
2026	2,521,865
Thereafter	216,532,960
Total lease payments	228,365,859
Less imputed interest	(167,076,824)
Total	$61,289,035

Contractual Obligations

The following table sets forth the contractual obligations of Sky as of December 31, 2021 (dollars in thousands):

	Less than 1 Year	More than 1 year and less than 3	More than 3 years and less than 5	More than 5 Years	Total
Principal Payments of Long-Term Indebtedness	$0	0	0	166,340	166,340
Interest Payments on Long-Term Indebtedness	$5,533	13,881	13,881	132,950	166,245
Lease Commitments	$2,031	4,818	4,984	216,533	228,366

Total	$7,564	18,699	18,865	515,823	560,951

Interest payments due on the Series 2021 PABs is held in reserve as restricted cash for the first three years.

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

Net Loss Per Common Share

Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

As of December 31, 2021 and December 31, 2020, we had outstanding warrants to purchase up to 14,519,228 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net (loss) income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sky Harbour Group Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sky Harbour Group Corporation (formerly Yellowstone Acquisition Company) (the Company) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021 and for the period from August 25, 2020 (inception) to December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period August 25, 2020 (inception) to December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

/s/ KPMG

Omaha, Nebraska

March 28, 2022

SKY HARBOUR GROUP CORPORATION (f/k/a YELLOWSTONE ACQUISITION COMPANY)

BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$114,626	$1,122,194
Assets held in Trust	138,760,121	138,716,226
Prepaid expenses	239,660	403,186
Total Assets	139,114,407	140,241,606

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	1,174,980	153,928
Note payable to Sponsor	1,000,000	-
Deferred underwriting fee payable	4,759,615	4,759,615
Total current liabilities	6,934,595	4,913,543
Warrants liability	11,908,671	18,003,841
Total Liabilities	18,843,266	22,917,384

Commitments and Contingencies:
Class A common stock, $0.0001 par value; 13,598,898 shares subject to possible redemption at $10.20 per share	138,708,760	138,708,760

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,399,724 shares issued and outstanding	340	340
Additional paid-in capital	-	-
Accumulated deficit	(18,437,959)	(21,384,878)
Total Stockholders' Equity	(18,437,619)	(21,384,538)
Total Liabilities and Stockholders' Equity	$139,114,407	$140,241,606

See accompanying notes to financial statements.

SKY HARBOUR GROUP CORPORATION (f/k/a YELLOWSTONE ACQUISITION COMPANY)

STATEMENTS OF OPERATIONS

STATEMENT OF OPERATIONS
	For the Year Ended December 31, 2021	For the period from August 25, 2020 (inception) through December 31, 2020

Professional fees and other expenses	$(2,345,854)	$(656,563)
State franchise taxes, other than income tax	(200,000)	(70,542)
General and administrative costs	(639,439)	(241,749)
Change in fair value of warrant liability	6,095,170	(2,070,328)
Net income (loss) income from operations	2,909,877	(3,039,182)
Other income - interest and dividend income	35,423	-
Gain on disposition of investments	-	12,297
Unrealized gain on marketable securities held in Trust	1,619	2,081
Income (loss) before income taxes	2,946,919	(3,024,804)
Income tax (provision) benefit	-	-
Net income (loss) attributable to common shares	$2,946,919	$(3,024,804)

Net income (loss) per common share:
Class A common stock - basic and diluted	$0.17	$(0.27)
Class B common stock - basic and diluted	$0.17	$(0.27)

See accompanying notes to financial statements.

SKY HARBOUR GROUP CORPORATION (f/k/a YELLOWSTONE ACQUISITION COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from August 25, 2020 (inception) to December 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 25, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	3,593,750	359	24,641	-	25,000
Sale of units in initial public offering, gross	-	-	-	-	135,988,980	-	135,988,980
Offering costs	-	-	-	-	(7,451,220)	-	(7,451,220)
Over-allotment reduction of Class B common stock	-	-	(194,026)	(19)	19	-	-
Sale of private placement warrants to Sponsor	-	-	-	-	7,719,779	-	7,719,779
Reclassification of warrants to liabilities	-	-	-	-	(15,933,513)	-	(15,933,513)
Common stock subject to possible redemption	-	-	-	-	(120,348,686)	(18,360,074)	(138,708,760)
Net loss	-	-	-	-	-	(3,024,804)	(3,024,804)
Balance – December 31, 2020	-	$-	3,399,724	$340	$-	$(21,384,878)	$(21,384,538)
Net income	-	-	-	-	-	2,946,919	2,946,919
Balance – December 31, 2021	-	$-	3,399,724	$340	$-	$(18,437,959)	$(18,437,619)

See accompanying notes to financial statements.

SKY HARBOUR GROUP CORPORATION (f/k/a YELLOWSTONE ACQUISITION COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the period from August 25, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net Income (Loss)	$2,946,919	$(3,024,804)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust	(1,619)	(2,081)
Gain on disposition of investments	-	(12,297)
Issuance costs related to warrant liability	-	509,899
Change in fair value of warrant liability	(6,095,170)	2,070,328
Changes in operating assets and liabilities:
Prepaid expenses	163,526	(403,186)
Accounts payable and accrued expenses	1,021,052	153,928
Net cash used in operating activities	(1,965,292)	(708,213)

Cash Flows from Investing Activities:
Proceeds from sales of investments	1,179,227,029	266,000,000
Purchase of investments	(1,179,269,305)	(404,701,848)
Net cash used in investing activities	(42,276)	(138,701,848)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock, gross	-	135,988,980
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from issuance of Private Placement Warrants	-	7,719,779
Proceeds from note payable to Sponsor	1,000,000	-
Offering costs	-	(3,201,504)
Net cash provided by financing activities	1,000,000	140,532,255

Net (decrease) increase in cash	(1,007,568)	1,122,194

Cash – beginning of the period	1,122,194	-
Cash – end of the period	$114,626	$1,122,194

Interest Paid in Cash	$-	$-
Income Taxes Paid in Cash	$-	$-

See accompanying notes to financial statements.

SKY HARBOUR GROUP CORPORATION (f/k/a YELLOWSTONE ACQUISITION COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

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

On August 25, 2021, SHG announced that its subsidiary, Sky Harbour Capital LLC (“SH Capital”), entered into an agreement for $166 million in financing through the sale of Series 2021 private activity tax-exempt senior bonds through municipal conduit issuer, Public Finance Authority (“PFA”). SH Capital and its subsidiaries Sky Harbour Sugar Land Airport, LLC, Sky Harbour Opa Locka Airport, LLC, Nashville Hangars LLC, APA Hangars LLC, and DVT Hangars LLC constitute an Obligated Group, the property and revenues of which secure the bonds on a joint and several basis. The bond issuance consists of unrated senior fixed rate tax-exempt bonds with three term maturities, in 2036, 2041 and 2054, with principal amortization from 2032 thru 2054 (average life of 24 years). The term bonds were priced to yield 3.80% (2036), 4.00% (2041) and 4.25% (2054). This bond financing was completed on September 14, 2021.

On December 22, 2021, Boston Omaha Corporation, through its subsidiary BOC YAC, LLC, agreed to provide $45 million of PIPE financing through the purchase of Yellowstone Class A common stock at a price of $10.00 per share immediately prior to the closing of the business combination.  In consideration of the investment, SHG agreed to waive the $150 million minimum financing condition which required that the Company deliver cash proceeds of at least $150 million (after payment of certain expenses) to SHG as a condition precedent to consummating the business combination.

The Business Combination with SHG closed on January 25, 2022.  The cash proceeds are expected to be used to fund the development of several new hangar campuses.

Financing

Upon the closing of the IPO, $127,500,000 ($10.20 per Unit) of the net proceeds of the sale of the Units in the IPO, including proceeds of the sale of the Private Placement Warrants, were placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.  In connection with the exercise of the underwriters' overallotment option on December 1, 2020, $10,988,980 of the net proceeds of the sale of the additional Units sold, inclusive of the proceeds from the sale of the additional Private Placement Warrants to our Sponsor, were placed in the Trust Account. Upon the closing of the Business Combination, the funds remaining in the Trust Account following were distributed to the Company.

Trust Account

Prior to the closing of the Business Combination, funds held in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds were intended to be applied generally toward completing a Business Combination. The Company was required to complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company would have only completed a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company, after signing a definitive agreement for a business combination, was required to provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The stockholders were entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.20 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There are no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The shares of Class A common stock are recorded at redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

On January 25, 2022, the Company held a special meeting of the Company’s stockholders (the “Special Meeting”), held in lieu of the 2021 annual meeting of the Company’s stockholders, at which stockholders representing a majority of the outstanding shares of common stock approved the SHG business combination. The actual redemptions of common stock by Company stockholders in conjunction with the stockholder vote was 12,061,041 shares.

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

As of December 31, 2021 and December 31, 2020, we had outstanding warrants to purchase up to 14,519,228 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net (loss) income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

Reconciliation of Net Earnings (Loss) per common share

Basic and diluted loss per common share is calculated as follows:

	For the Year Ended December 31, 2021		For the Period from August 25, 2020 (inception) through December 31, 2020

	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$2,357,536	$589,383	$(1,868,311)	$(1,156,493)

Denominator:
Weighted-average shares outstanding	13,598,898	3,399,724	6,975,341	4,317,769

Basic and diluted net income (loss) per share	$0.17	$0.17	$(0.27)	$(0.27)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to uncertain tax positions as income tax expense. At December 31, 2021, management has not identified any uncertain tax positions that are not more likely than not to be sustained.

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

Founder Shares

On August 31, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), for an aggregate price of $25,000. Between October 9, 2020, and December 31, 2020, the Sponsor surrendered 2,350,276 Founder Shares to the Company for no consideration, resulting in an aggregate of 3,399,724 Founder Shares outstanding as of December 31, 2021 and December 31, 2020. The Founder Shares will automatically convert into Class A common stock on a one-for-one basis at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions.

The sale of the Founders Shares is in the scope of ASC Topic 718, “Compensation-Stock Compensation.”  Under ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation would be recognized at the consummation of a Business Combination in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On September 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Proposed Business Combination pursuant to a promissory note (the “Note”). This loan bears interest at the Federal Short Term Rate published pursuant to Section 1274(d) of the Internal Revenue Code, compounded annually.  The loan is payable on the earlier of the date on which the Company consummates its Business Combination or the date that the Company’s winding up is effective.  The principal balance, together with all accrued interest thereon, may be prepaid at any time at the election of the Company.

As of December 31, 2021, there was $1,000,000 outstanding under the Note. The Sponsor may elect to convert all or any portion of the unpaid principal balance of the Note, together with all accrued and unpaid interest thereon, into that number of warrants, each whole warrant exercisable for one ordinary share of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Note, together with all accrued and unpaid interest thereon, being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants.

5.	Income Taxes

Effective Tax Rate Reconciliation

We are subject to taxation in all jurisdictions in which we operate that impose an income tax on our business activities. The components of the income tax expense for the years ended  December 31, and the tax effects of temporary differences that give rise to deferred taxes at  December 31, are as follows:

	Year ended December 31,
	2021	2020
Income tax expense (benefit):
Deferred federal income tax expense (benefit)	(767,176)	(93,745)
Deferred state income tax expense (benefit)	(225,399)	(32,634)

Total Income Tax Benefit Before Valuation Allowance	(992,575)	(126,379)

Valuation allowance	992,575	126,379

Total Income Tax Expense (Benefit)	$-	$-

A reconciliation of the statutory federal income tax expense to the income tax expense (benefit) from continuing operations provided at December 31, 2021 and December 31, 2020 is as follows:

	For the Year Ended December 31, 2021	For the Period from August 25, 2020 (inception) through December 31, 2020
Income tax expense (benefit) at the federal statutory rate	$618,853	$(93,745)
State income taxes (benefit) - net of federal income tax benefits	182,709	(32,634)
Unrealized gain on warrants	(1,657,887)	-
Unrealized gain on securities	(440)	-
Other, net	(9,431)	-
Change in valuation allowance	866,196	126,379
Total income tax expense (benefit)	$-	$-

Components of the Company’s deferred tax assets at December 31, 2021 and December 31, 2020 are as follows:

Net operating loss carryforwards	$455,199	$126,379
Start-up costs	537,376	-
Valuation allowance	(992,575)	(126,379)
Total deferred tax asset	$-	$-

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards, and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. For the years ended December 31, 2021 and 2020, we recorded a full valuation allowance due to historical losses before income taxes which reduced management's ability to rely on future expectations of income.

As of December 31, 2021, we have available federal tax operating loss carry forwards of approximately $1.7 million, which arose in tax years 2021 and 2020. Tax operating loss carryovers arising in years after 2017  may be carried forward indefinitely but are only available to offset 80% of future taxable income. We have available state tax operating loss carryforwards of approximately $1.7 million, which are available to reduce future state taxable income and would begin to expire in tax year 2040 in various amounts.

Uncertain Tax Positions

We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

The federal and state statutes of limitation for assessment of tax liability generally lapse within three years after the date the tax returns are filed. However, income tax attributes that are carried forward, such as net operating loss carryforwards, may be challenged and adjusted by taxing authorities at any time prior to the expiration of the statute of limitations for the tax year in which they are utilized. As of December 31, 2021, we do not have any open exams; however, all tax years are subject to examination by the Internal Revenue Service.

6.	Stockholders’ Equity

Common Stock

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 13,598,898 shares of Class A common stock issued and outstanding, all of which is subject to possible redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 3,399,724 shares of Class B common stock outstanding.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

7.	Commitments

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Conversion Warrants that may be issued upon conversion of the Note, and any additional warrants that may be issued in connection with any further Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants, the Conversion Warrants that may be issued upon conversion of the Note and any additional warrants that may be issued in connection with any further Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Company's assets that are measured at fair value on a recurring basis at December 31, 2021 are comprised of $69,378,000 of marketable U.S. treasury securities and $69,382,121 of money market funds, both of which are held in the Trust Account, and $11,908,671 of Public and Private Placement warrants issued in connection with our Initial Public Offering, all of which are classified as Level 1 within the fair value hierarchy and are measured using quoted prices in active markets for identical assets or liabilities.  For the year ended December 31, 2021, the Company recognized a gain in the statement of operations resulting from a decrease in the fair value of the warrant liability of $6,095,170 presented as change in fair value of warrant liability.

9.	Subsequent Events

Business Combination with Sky

As described in Note 1, the Company completed the business combination with Sky on January 25, 2022, following stockholder approval. Prior to the completion of the business combination, the Company entered into subscription agreements with BOC YAC, LLC, a subsidiary of Boston Omaha Corporation, pursuant to which the Company issued 4,500,000 shares of Class A common stock at $10 per share, for gross proceeds to the Company of $45,000,000, immediately prior to the completion of the business combination.

Following this transaction, Sky became a consolidated subsidiary of the Company, which was renamed Sky Harbour Group Corporation, shares of which listed for trading on the New York Stock Exchange under the symbol “SKYH” on January 25, 2022.  The Company’s financial statement presentation to be included in quarterly and annual filings with the SEC on Forms 10-Q and 10-K with respect to periods subsequent to the business combination with Sky will include the consolidated financial statements of Sky and its subsidiaries for periods prior to the completion of the Business Combination and of the Company for periods from and after the Business Combination.

The Company paid the deferred underwriting discount totaling $4,759,615 or 3.50% of the gross offering proceeds of the Public Offering which was accrued as of December 31, 2021, to the underwriter on January 25, 2022 upon the Company’s consummation of the business combination with Sky.

Also in connection with the closing of the business combination on January 25, 2022, the Company repaid the outstanding note payable to Sponsor of $1,000,000 in full.

OPF Lease Transaction

The Company’s ground lease at OPF was entered into in May 2019 through its wholly owned subsidiary, Sky Harbour Opa Locka Airport LLC (“SHOLA”), with AA Acquisitions LLC (“AA”), the master ground lessee of Miami Dade County (“MDC”), the ultimate landowner. On March 2, 2022, the Company, through a wholly-owned subsidiary outside the Obligated Group, entered into an agreement for the Company to purchase AA’s underlying ground lease for approximately $8.5 million and lease the OPF property directly from MDC. The transaction will also require the Company to pay approximately $1.0 million in transfer fees to MDC and is expected to close in early April 2022.  After such closing, SHOLA will continue to be obligated under the existing sublease but to an affiliate within the Company. The transaction would extend the term of the lease at OPF for the Company for an additional 10 years.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Information required by this item is set forth under Item 4.01 of our Current Report on Form 8-K filed with the SEC on January 31, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Chief Executive Officer and Chief Financial Officer of YAC carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our former Co-Chief Executive Officers and Chief Financial Officer determined that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2021..

Internal Control over Financial Reporting

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. In our amended 2020 Annual Report, filed on May 24, 2021, our former management identified a material weakness existing as of December 31, 2020. Our former management, including the Co-Chief Executive Officers and the Chief Financial Officer of Yellowstone Acquisition Company, had concluded, and certified to the Company, that they had remediated the previously disclosed material weakness related to the design and implementation of controls addressing the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments. The remediation efforts involved designing and implementing enhancements to internal control over financial reporting including those related to special purpose acquisition companies and expanding the use of specialist involvement in highly complex and technical areas of accounting, including transactions related to special purpose acquisition companies. Our former management performed testing to verify the effective design and successful operating effectiveness of the new or enhanced controls, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result, our former management determined that our internal controls over financial reporting were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Except with respect to the remediated material weakness described above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2022 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2022 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2022 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2022 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: The financial statements listed in “Index to the Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

2.1 (+)	Equity Purchase Agreement, dated as of August 1, 2021, by and among Yellowstone Acquisition Company and Sky Harbour LLC.	8-K	001-39648	2.1	August 3, 2021

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

4.1	Specimen Class A Common Stock Certificate.	S-1	333-249035	4.2	September 25, 2020

4.2	Specimen Warrant Certificate.	S-1	333-249035	4.3	September 25, 2020

4.3	Warrant Agreement, dated October 21, 2020, between Yellowstone Acquisition Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39648	4.1	October 26, 2020

4.4 (#)	Description of Securities.

10.1 (+)	Stockholders’ Agreement, dated as of January 25, 2022, by and among Sky Harbour Group Corporation, Tal Keinan, Due West Partners LLC, Center Sky Harbour LLC, BOC Yellowstone I LLC, and BOC Yellowstone II LLC.	8-K	001-39648	10.1	January 31, 2022

10.2 (+)	Registration Rights Agreement, dated as of September 14, 2021 by and among Sky Harbour LLC, the Existing Sky Equityholders, BOC YAC, the Sponsor and the BOC PIPE investors.	8-K	001-39648	10.2	January 31, 2022

10.3 (#)	Amendment No. 1 to the Registration Rights Agreement, dated as of February 28, 2022 by and among Sky Harbour LLC, the Existing Sky Equityholders, BOC YAC, the Sponsor and the BOC PIPE investors.

10.4 (+)	Tax Receivable Agreement, dated as of January 25, 2022, by and among Sky Harbour Group Corporation, the Existing Sky Equityholders and the TRA Holder Representative.	8-K	001-39648	10.3	January 31, 2022

10.5 (+)	Third Amended and Restated Operating Agreement of Sky Harbour LLC.	8-K	001-39648	10.4	January 31, 2022

10.6 (*)	Sky Harbour Group Corporation 2022 Incentive Award Plan.	8-K	001-39648	10.5	January 31, 2022

10.7 (*)	Sky Harbour Group Corporation 2022 Incentive Award Plan – Form of Restricted Stock Unit Agreement.	8-K	001-39648	10.6	January 31, 2022

10.8 (*)	Form of Director and Officer Indemnification Agreement.	8-K	001-39648	10.7	January 31, 2022

10.9 (*)	Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.8	January 31, 2022

10.10 (*)	Employment Agreement with Alex Saltzman.	8-K	001-39648	10.9	January 31, 2022

10.11	Trust Indenture between the Public Finance Authority and The Bank of New York Mellon.	8-K	001-39648	10.10	January 31, 2022

10.12	Specimen Series 2021 Bonds (included as part of Exhibit 10.11).	8-K	001-39648	10.11	January 31, 2022

10.13	Loan Agreement by and between the Public Finance Authority, Sky Harbour Sugar Land Airport, LLC, Sky Harbour Opa Locka Airport, LLC, Nashville Hangars LLC, APA Hangars LLC and DVT Hangars LLC.	8-K	001-39648	10.12	January 31, 2022

10.14	Ground Sublease between Sunborne XVI, LTD. and APA Hangars LLC.	8-K	001-39648	10.13	January 31, 2022

10.15 (+)	Unsubordinated Ground Lease and Option to Lease Additional Land between City of Phoenix and DVT Hangars LLC.	8-K	001-39648	10.14	January 31, 2022

10.16	Lease Agreement by and between The Metropolitan Nashville Airport Authority and Sky Harbour, LLC.	8-K	001-39648	10.15	January 31, 2022

10.17 (+)	First Amendment to the Lease Agreement by and between The Metropolitan Nashville Airport Authority and Nashville Hangars LLC.	8-K	001-39648	10.16	January 31, 2022

10.18 (+)	Sublease Agreement by and between AA Acquisitions, LLC and Sky Harbour Opa Locka Airport, LLC.	8-K	001-39648	10.17	January 31, 2022

10.19 (+)	First Amendment to Sublease Agreement between AA Acquisitions, LLC and Sky Harbour Opa Locka Airport, LLC.	8-K	001-39648	10.18	January 31, 2022

10.20	Amended and Restated Standard Form Airport Corporate Hangar Land Lease between the City of Sugar Land and Sky Harbour Sugar Land Airport, LLC.	8-K	001-39648	10.19	January 31, 2022

10.21	Amendment No. 2 to the Standard Form Airport Corporate Hangar Land Lease between the City of Sugar Land and Sky Harbour Sugar Land Airport, LLC.	8-K	001-39648	10.20	January 31, 2022

10.22	BOC YAC PIPE Subscription Agreement dated December 22, 2021.	8-K	001-39648	10.1	December 23, 2021

10.23	Letter Agreement dated December 22, 2021.	8-K	001-39648	10.2	December 23, 2021

10.24	Forward Purchase Agreement dated January 17, 2022.	8-K	001-39648	10.1	January 18, 2022

10.25 (#)	Purchase and Sale Agreement by and between AA Acquisitions, LLC and OPF Hangars Landlord LLC.

16.1	Letter from KPMG LLP to the SEC, dated January 31, 2022.	8-K	001-39648	16.1	January 31, 2022

21.1 (#)	List of Subsidiaries.

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101 (#)

Inline XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2021, formatted in Inline XBRL: (i) consolidated balance sheets of Sky Harbour Group Corporation, (ii) consolidated statements of operations of Sky Harbour Group Corporation, (iii) consolidated statements of comprehensive income/(loss) of Sky Harbour Group Corporation, (iv) consolidated statements of changes in equity of Sky Harbour Group Corporation, (v) consolidated statements of cash flows of Sky Harbour Group Corporation, and (vi) notes to consolidated financial statements of Sky Harbour Group Corporation. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104 (#)	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(*)	Indicates a management contract or compensatory plan
(#)	Filed herewith.
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

(+)	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The Registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKY HARBOUR GROUP CORPORATION (Registrant)

By:	/s/ Tal Keinan
Tal Keinan Chief Executive (Principal Executive Officer)

March 28, 2022

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

March 28, 2022

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

March 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Tal Keinan	Chief Executive Officer, Chairman of the Board of Directors	March 28, 2022
Tal Keinan	(Principal Executive Officer)

/s/ Francisco Gonzalez	Chief Financial Officer	March 28, 2022
Francisco Gonzalez	(Principal Financial Officer)

/s/ Michael W. Schmitt	Chief Accounting Officer	March 28, 2022
Michael W. Schmitt	(Principal Accounting Officer)

/s/ Walter Jackson	Director	March 28, 2022
Walter Jackson

/s/ Lysa Leiponis	Director	March 28, 2022
Lysa Leiponis

/s/ Alethia Nancoo	Director	March 28, 2022
Alethia Nancoo

/s/ Robert S. Rivkin	Director	March 28, 2022
Robert S. Rivkin

/s/ Alex B. Rozek	Director	March 28, 2022
Alex B. Rozek

/s/ Nick Wellmon	Director	March 28, 2022
Nick Wellmon