Form 10-Q
period 2022-03-31
Sky Harbour Group Corp
filed 2022-05-12
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, 14,937,581 shares of Class A common stock, par value $0.0001 per share, and 42,192,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2022 (unaudited)	December 31, 2021 (audited)
Assets
Cash	$48,610	$6,805
Restricted cash	18,036	197,130
Restricted investments	166,560	-
Prepaid expenses and other assets	3,807	3,142
Cost of construction	39,435	25,034
Constructed assets, net	14,365	14,500
Right-of-use assets	56,555	56,867
Long-lived assets, net	405	409
Total assets	$347,773	$303,887

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$12,071	$10,959
Operating lease liabilities	61,516	61,289
Bonds payable, net of debt issuance costs and premiums	160,756	160,679
Warrants liability	21,924	-
Total liabilities	256,267	232,927

Redeemable Sky Series B Preferred Units	-	54,029

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2022; 14,937,581 shares issued and outstanding as of March 31, 2022	1	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized as of March 31, 2022; 42,192,250 shares issued and outstanding as of March 31, 2022	4	-
Additional paid-in capital	28,681	-
Accumulated deficit	(15,763)	-
Total Sky Harbour Group Corporation stockholders’ equity	12,923	-

Members’ equity	-	16,931
Non-controlling interests	78,583	-
Total equity	91,506	16,931

Total liabilities and equity	$347,773	$303,887

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenue:
Rental revenue	$397	$390
Total revenue	397	390

Expenses:
Operating	1,145	995
Depreciation	145	141
General and administrative	4,683	591
Total Expenses	5,973	1,727

Other Expenses:
Interest expense, net of capitalized interest	-	459
Unrealized loss on warrants	13,938	-
Loss on extinguishment of note payable to related party	-	250
Total Other Expenses	13,938	709

Net loss	$(19,514)	$(2,046)

Net loss attributable to non-controlling interests	(3,751)	-
Net loss attributable to Sky Harbour Group Corporation shareholders	$(15,763)	$(2,046)

Loss per share
Basic	$(1.44)	-
Diluted	$(1.44)	-
Weighted average shares
Basic	10,954	-
Diluted	10,954	-

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Redeemable Sky Series B Preferred Units		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Members Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	-	$54,029	-	$-	-	$-	$-	$-	-	$16,931	$-	$16,931
Incentive compensation prior to recapitalization	-	-	-	-	-	-	-	-	-	23	-	23
Net loss prior to recapitalization	-	-	-	-	-	-	-	-	-	(1,247)	-	(1,247)
Yellowstone Transaction and recapitalization, See Note 3	-	(54,029)	14,937,581	1	42,192,250	4	28,681	-	28,686	(15,707)	81,024	94,003
Incentive compensation following recapitalization	-	-	-	-	-	-	-	-	-	-	63	63
Net loss following recapitalization	-	-	-	-	-	-	-	(15,763)	(15,763)	-	(2,504)	(18,267)
Balance at March 31, 2022	-	$-	14,937,581	$1	42,192,250	$4	$28,681	$(15,763)	$12,923	$-	$78,583	$91,506

	Redeemable Series B Preferred Units		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Members Equity	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	-	$-	-	$-	-	$-	$-	$-	-	$(6,509)	$-	$(6,509)
Gain on extinguishment of related party loan, net of repurchase of membership interests	-	-	-	-	-	-	-	-	-	5,621	-	5,621
Conversion of SH I loan to equity	-	-	-	-	-	-	-	-	-	1,250	-	1,250
Issuance of Sky Series A Preferred Units, net of equity issuance costs	-	-	-	-	-	-	-	-	-	29,683	-	29,683
Net loss	-	-	-	-	-	-	-	-	-	(2,046)	-	(2,046)
Balance at March 31, 2021	-	$-	-	$-	-	$-	$-	$-	$-	$27,999	$-	$27,999

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(19,514)	$(2,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145	297
Straight-line rent adjustments, net	12	(72)
Loss on extinguishment of related party loan payable	-	250
Incentive compensation	86	-
Non-cash operating lease expense	539	706
Unrealized loss on warrants	13,938	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,500)	(906)
Accounts payable, accrued expenses and other liabilities	(1,870)	499
Net cash used in operating activities	$(10,164)	$(1,272)

Cash flows from investing activities:
Purchases of long-lived assets	(6)	(10)
Payments for cost of construction	(12,428)	(1,263)
Purchases of held-to-maturity investments	(166,560)	-
Cash used in investing activities	$(178,994)	$(1,273)

Cash flows from financing activities:
Proceeds from issuance of Sky Series A Preferred Units	-	30,000
Proceeds from issuance of BOC PIPE	45,000	-
Proceeds from Yellowstone trust	15,691	-
Payments for equity issuance costs	(8,822)	(251)
Payments for debt issuance costs	-	(69)
Payment of loan payable and redemption of Sky membership interest	-	(5,221)
Proceeds of loans payable	-	774
Proceeds of loans payable to related parties	-	630
Net cash provided by financing activities	$51,869	$25,863

Net increase (decrease) in cash and restricted cash	(137,289)	23,318

Cash and restricted cash, beginning of year	203,935	72

Cash and restricted cash, end of period	$66,646	$23,390

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

1.	Organization and Business Operations

Sky Harbour Group Corporation (“SHG”) is a holding company organized under the laws of the State of Delaware and, through its main operating subsidiary, Sky Harbour LLC and its subsidiaries (collectively, “Sky”), is an aviation infrastructure development company that develops, leases and manages general aviation hangars for business aircraft across the United States. Sky Harbour Group Corporation and its consolidated subsidiaries are collectively referred to as the “Company.”

On January 25, 2022 (the “Closing Date”), our predecessor, Yellowstone Acquisition Company (“Yellowstone”), a special purpose acquisition company incorporated in Delaware on August 25, 2020, consummated the business combination (the “Yellowstone Transaction”) contemplated by the Equity Purchase Agreement, dated as of August 1, 2021 (the “Equity Purchase Agreement”), with Sky, a Delaware limited liability company.

As a result of the closing of the Yellowstone Transaction, and collectively with the other transaction described in the Equity Purchase Agreement, the Company was reorganized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Common Units”). As of the Closing Date, SHG owned approximately 26.1% of the common units of Sky (the “Sky Common Units”), and the prior holders of Sky’s Existing Common Units (the “LLC Interests”) owned approximately 73.9% of the Sky Common Units and control the Company through their ownership of the Class B Common Stock, $0.0001 par value (“Class B Common Stock”) of the Company. As of March 31, 2022, the Company and the LLC Interests owned approximately 26.1% and 73.9% of Sky Common Units, respectively. See Notes 2 and 3 for additional discussion related to the Yellowstone Transaction.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and the related notes (the “Financial Statements”) have been prepared in conformity with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).These Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the financial statements of Sky for the year ended December 31, 2021 file by the Company on its Current Reports on Form 8-K/A on March 28, 2022, which includes additional disclosures and a summary of our significant accounting policies. In the Company’s opinion, these Financial Statements include all adjustments, consisting of normal recurring items, considered necessary by management to fairly state the Company’s results of operation, financial position, and cash flows. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Except for per share data, all dollar amounts are in thousands unless otherwise noted.

Notwithstanding the legal form of the Yellowstone Transaction pursuant to the terms therein, the Yellowstone Transaction was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, SHG was treated as the acquired company for financial reporting purposes, and Sky was treated as the accounting acquirer. In accordance with this accounting method, the Yellowstone Transaction was treated as the equivalent of Sky issuing stock for the net assets of Yellowstone, accompanied by a recapitalization.

Sky was deemed the accounting acquirer for purposes of the Yellowstone Transaction based on an evaluation of the following facts and circumstances:

• The LLC Interests, through their ownership of the Class B Common Stock, hold a majority voting interest in the Company;

• The LLC Interests have the ability to nominate and elect the majority of the Company’s Board of Directors;

• Sky’s senior management team comprises the senior management of the Company; and

• Sky’s assets were larger in relative size compared to Yellowstone’s assets prior to the Yellowstone Transaction.

Thus, the financial statements included in this quarterly report for the three months ended March 31, 2022 reflect (i) the historical operating results of Sky prior to the Yellowstone Transaction; (ii) the combined results of Sky and SHG from the date of the Yellowstone Transaction; and (iii) the net assets of SH (formerly Yellowstone) were stated at historical cost, with no goodwill or other intangible assets recorded.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the estimates of collectability of tenant lease payments, assumptions used within impairment analyses, estimated useful lives of depreciable assets and amortizable costs, estimates of inputs utilized in determining incentive compensation expense and financial instruments such as warrants, and estimates and assumptions related to right-of-use assets and operating lease liabilities. Actual results could differ materially from those estimates.

Risks and Uncertainties

The Company’s operations have been limited to-date. For most of its history, the Company was engaged in securing access to land through ground leases, and developing and constructing aviation hangars. The major risks faced by the Company is its future ability to obtain additional tenants for the facilities that it constructs, and to contract with such tenants for rental income in an amount that is sufficient to meet the Company’s financial obligations, including increasing construction costs.

In March 2020, the World Health Organization declared coronavirus 2019 (“COVID-19”) a global pandemic. The outbreak of COVID-19 caused severe disruptions in the global economy and has adversely impacted businesses and financial markets. During 2020, the Company experienced delays in construction due to COVID-19 mandates such as physical distancing, supply chain issues, and subcontractor availability. In 2020, there was a significant slowdown in the aviation sector in general due to decreased travel which has since eased, particularly in private aviation. During 2021 and 2022 to-date, vaccinations for COVID-19 have become widely distributed among the general population which has resulted in loosened restrictions previously mandated. However, the potential emergence of vaccine-resistant variants of COVID-19 could result in restrictions being mandated again or affect the timing of loosened restrictions. The Company’s management is not able, at this time, to determine what, if any, the ultimate impact COVID-19 will have on its future financial condition, results of operations and cash flows.

Liquidity and Capital Resources

As a result of ongoing construction projects and business development activities, including the development of aircraft hangars and the leasing of available hangar space, the Company has incurred recurring losses and negative cash flows from operating activities since its inception. The Company expects to continue to invest in such activities and generate operating losses in the near future.

The Company obtained long-term financing through bond and equity offerings to fund its construction, lease, and operational commitments, and believes its liquidity is sufficient to allow continued operations for more than one year after the date these financial statements are issued.

Significant Accounting Policies

Basis of Consolidation

SHG is deemed to have a controlling interest of Sky through its appointment as the Managing Member of Sky, in which SHG has control over the affairs and decision-making of Sky. The interests in Sky not owned by the Company are presented as non-controlling interests. Sky’s ownership percentage in each of its consolidated subsidiaries is 100%. There are no unconsolidated variable interest entities (“VIEs”) in which Sky is considered to be the primary beneficiary.

Cash and Restricted Cash

The Company’s cash is held at a major commercial bank, which cash balance may at times exceed the Federal Deposit Insurance Corporation limit. To date, the Company has not experienced any losses on its cash deposits.

Pursuant to the Company’s bond offering described in Note 8, various restricted trust bank accounts were established. Such trust bank accounts are included in Restricted cash and Restricted investments on the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

Restricted Investments Held-to-Maturity

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 8, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets.

The Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. Such investments amounted to $166,560 on March 31, 2022, of which $95,398 will mature in one year or less, and $71,162 will mature in one through five years.

Cost of Construction

Cost of construction on the consolidated balance sheets is carried at cost. The cost of acquiring an asset includes the costs necessary to bring a capital project to the condition necessary for its intended use. Costs are capitalized once the construction of a specific capital project is probable. Construction labor and other direct costs of construction are capitalized. Professional fees for engineering, procurement, consulting, and other soft costs that are directly identifiable with the project and are considered an incremental direct cost are capitalized. The Company allocates a portion of its internal salaries to both capitalized cost of construction and to general and administrative expense based on the percentage of time certain employees worked in the related areas. Interest, net of the amortization of debt issuance costs and premiums, and net of interest income earned on bond proceeds, is also capitalized until the capital project is completed.

Constructed assets, net

Constructed assets on the consolidated balance sheets consists principally of developed airplane hangar buildings, and are carried at cost less accumulated depreciation. Once a capital project is complete, the Company begins to depreciate the constructed asset on a straight-line basis over the lesser of the life of the asset or the remaining term of the related ground lease, including expected renewal terms. Constructed assets, net, as of March 31, 2022 and December 31, 2021 consists of the Sugar Land Phase I project, which is being depreciated over approximately 28 years.

Other long-lived assets

Long-lived assets on the consolidated balance sheets consists principally of equipment and software. Long-lived assets are carried at cost less accumulated depreciation. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over 5 years, the estimated useful life of the assets.

Impairment of long-lived assets

The Company’s assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment analyses are based on, in part, the Company’s current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimates of fair value are determined using discounted cash flow models, which consider, among other things, anticipated holding periods, current market conditions and utilize unobservable quantitative inputs, including appropriate capitalization and discount rates. If the estimates of the projected future cash flows, anticipated holding periods, or market conditions change, evaluation of impairment losses may be different and such differences could be material to the consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and other factors that could differ materially from actual results. Through March 31, 2022, the Company has not experienced any impairment losses.

Leases

The Company accounts for leases under Accounting Standards Codification (“ASC”) Topic 842, Leases. The Company determines whether a contract contains a lease at the inception of the contract. ASC Topic 842 requires lessees to recognize lease liabilities and right-of-use (“ROU”) assets for all operating leases with terms of more than 12 months on the consolidated balance sheets. The Company has made an accounting policy election that will keep leases with an initial term of 12 months or less off the Company’s consolidated balance sheets and will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. When management determines that it is reasonably certain that the Company will exercise its options to renew the leases, the renewal terms are included in the lease term and the resulting ROU asset and lease liability balances.

The Company also has tenant leases and accounts for those leases in accordance with the lessor guidance under ASC Topic 842.

The Company has lease agreements with lease and non-lease components; the Company has elected the accounting policy to not separate lease and non-lease components for all underlying asset classes.

The Company has not elected to capitalize any interest cost that is implicit within its operating leases into cost of construction on the consolidated balance sheet, but instead, expenses its ground lease cost in the consolidated statements of operations.

Warrants liability

The Company accounts for the warrants assumed in the Yellowstone Transaction (see Note 9) in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), under which warrants that do not meet the criteria for equity classification and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities carried at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the consolidated statement of operations.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities; Level 2 – quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of financial and non-financial assets and liabilities. Accordingly, fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of these assets or settlement of these liabilities. See Note 13.

Equity issuance costs

The Company accounts for equity issuance costs as an asset within prepaid expenses and other assets on the consolidated balance sheets until the related equity financing is obtained, and then reclassifies such costs as a reduction in equity. As of December 31, 2021, the Company had $2,696 of equity issuance costs included within prepaid and other assets which were subsequently reclassified as part of accounting for the Yellowstone Transaction. As of March 31, 2022, there were no equity issuance costs included within prepaid expenses and other assets.

Revenue recognition

The Company leases the hangar facilities that it constructs to third parties. The lease agreements are either on a month-to-month basis or have a defined term and may have options to extend the term. Some of the leases contain options to terminate the lease by either party with given notice. There are no options given to the lessee to purchase the underlying assets. Rental revenue is recognized in accordance with ASC Topic 842, Leases (see Note 7) and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease and (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the common area maintenance and operating expenses of the property and are recognized in the same period as the expenses are incurred. As of March 31, 2022, and December 31, 2021, the deferred rent receivable included in prepaid expenses and other assets was $102 and $103, respectively.

The Company evaluates the collectability of tenant receivables for payments required under the lease agreements. If the Company determines that collectability is not probable, the Company recognizes any difference between revenue amounts recognized to date under ASC 842 and payments that have been collected from the lessee, including security deposit amounts held, as a current period adjustment to rental revenue. There were no adjustments to rental revenue for uncollectible tenant rental payments in either of the three months ended March 31, 2022 or 2021.

For the three months ended March 31, 2022 and 2021, the Company derived approximately 90% of its revenue from two tenants, each of which have ongoing leases with the Company which expire in December 2023 and November 2025, respectively.

Operating Expenses

For the three months ended March 31, 2022, operating expenses within the consolidated statements of operations includes operating lease expense of $988 and other expenses, such as insurance, property tax and utilities, totaling $157. For the three months ended March 31, 2021, operating expense includes operating lease expense of $881 and other expenses totaling $114. General and administrative expenses on the consolidated statements of operations also includes $18 and $7 of operating lease expense for the three months ended March 31, 2022 and March 31, 2021, respectively.

Advertising Costs

The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing costs charged to general and administrative expenses totaled $102 and $37 for the three months ended March 31, 2022 and 2021, respectively.

Income Taxes

SHG is classified as a corporation for Federal income tax purposes and is subject to U.S. Federal and state income taxes. SHG includes in income, for U.S. Federal income tax purposes, its allocable portion of income from the “pass-through” entities in which it holds an interest, including Sky. The “pass-through” entities, are not subject to U.S. Federal and certain state income taxes at the entity level, and instead, the tax liabilities with respect to taxable income are passed through to the members, including SHG. As a result, prior to the Yellowstone Transaction, Sky was not subject to U.S. Federal and certain state income taxes at the entity level.

The Company follows the asset and liability method of accounting for income taxes. This method gives consideration to the future tax consequences associated with the differences between the financial accounting and tax basis of the assets and liabilities as well as the ultimate realization of any deferred tax asset resulting from such differences, as well as from net operating losses and other tax-basis carryforwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. When a valuation allowance is increased or decreased, a corresponding tax expense or benefit is recorded.

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three months ended March 31, 2022. The effective income tax rate for the three months ended March 31, 2022 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Amounts payable under the Tax Receivable Agreement, as defined in Note 3, are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, which adds ASC Topic 848, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 is effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022 and ASU 2021-01 is effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. The Company will apply ASU 2020-04 and 2021-01 prospectively as and when we enter into transactions to which these guidance standards apply.

3.	Yellowstone Transaction

As contemplated by the Equity Purchase Agreement, on the Closing Date, the following occurred:

• Yellowstone changed its name to Sky Harbour Group Corporation.

• All outstanding shares of stock held by BOC Yellowstone LLC (the “Sponsor”) were converted into shares of Class A Common Stock, $0.0001 par value (“Class A Common Stock”) of the Company.

• Sky restructured its capitalization and issued to the Company 14,937,581 Sky Common Units, which was equal to the number of outstanding shares of Class A Common Stock immediately after giving effect to the Equity Purchase Agreement. The number of outstanding shares after the Equity Purchase Agreement reflected the redemption of Class A Common Stock (by former holders of the special purpose acquisition company shares that elected to redeem such shares) and the Class A Common Stock issued as a result of the BOC PIPE investment (the “BOC PIPE”), the reclassification of the existing Sky Common Units (other than the Sky Incentive Units, as defined in Note 11), existing Sky Series A preferred units (the “Series A Preferred Units”) and Series B preferred units (the “Series B Preferred Units”) into Sky Common Units.

• Certain adjustments were affected to the number of Sky Incentive Units to reflect the new capital structure.

• SHG was appointed as the managing member of Sky under the Third Amended and Restated Operating Agreement (the “A&R Operating Agreement”).

• The Sky Common Units issued to the Sponsor in respect of Sky’s Series B Preferred Units were converted into 5,500,000 shares of Class A Common Stock of the Company.

• The LLC Interests received one share of Class B Common Stock for each Sky Common Unit that they held, and as consideration for the issuance of 14,937,581 Sky Common Units by Sky to the Company, Yellowstone contributed to Sky the net amount held in the Yellowstone trust account after deducting the amount required to fund the redemption of the Class A Common Stock held by eligible stockholders who properly elected to have their shares redeemed as of the Closing Date and the amount of various transaction costs.

• The Yellowstone Warrants that were issued and outstanding immediately prior to the Closing Date became SHG Warrants.

The following table reconciles the elements of the Yellowstone Transaction to the consolidated statements of changes in equity for the three months ended March 31, 2022:

Yellowstone Transaction
Cash - Yellowstone trust and cash, net of redemptions	$15,691
Cash - BOC PIPE investment	45,000
Less: transaction costs and advisory fees	(12,731)
Net proceeds from the Yellowstone Transaction	$47,960
Conversion of Sky Series B preferred units to Class A Common Stock	54,029
Less: Initial fair value of Warrants liability assumed on 1/25/2022	(7,986)
Net adjustment to total equity from the Yellowstone Transaction	$94,003

Transaction costs and advisory fees of approximately $12.7 million includes $14.7 million of total transaction costs incurred at or around closing of the Yellowstone Transaction, $0.6 million of transaction costs paid prior to December 31, 2021, less $2.6 million of costs for insurance that was recorded within prepaid expenses and other assets on the Closing Date.

The following table reconciles the number of shares of SHG Common Stock immediately following the consummation of the Yellowstone Transaction:

Number of shares
Yellowstone Common stock, outstanding prior to Yellowstone Transaction	13,598,898
Less: redemption of Yellowstone Common Stock	(12,061,041)
Common stock of Yellowstone, net of redemptions	1,537,857
Shares held by Sponsor	3,399,724
Conversion of Sky Series B units to Class A Common Stock	5,500,000
Shares issued in BOC PIPE investment	4,500,000
Class A Common Stock outstanding after the Yellowstone Transaction	14,937,581
Class B Common Stock issued to LLC Interests	42,192,250
Total shares of common stock following the Yellowstone Transaction	57,129,831

Tax Receivable Agreement

On the Closing Date, in connection with the completion of the Yellowstone Transaction and as contemplated by the Equity Purchase Agreement, the Company, Sky, the LLC Interests, and the TRA Holder Representative, entered into a tax receivable agreement (the “Tax Receivable Agreement”). Pursuant to the Tax Receivable Agreement, the Company will generally be required to pay the LLC Interests 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Company realizes, or is deemed to realize, as a result of certain tax attributes, including:

• existing tax basis in certain assets of Sky and certain of its direct or indirect subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service, attributable to Sky Common Units acquired by the Company from a TRA Holder, as determined at the time of the relevant acquisition;

• tax basis adjustments resulting from taxable exchanges of Sky Common Units (including any such adjustments resulting from certain payments made by the Company under the Tax Receivable Agreement) acquired by the Company from a TRA Holder pursuant to the terms of the A&R Operating Agreement; and

• tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement (each of the foregoing, collectively, the “Tax Attributes”).

As of March 31, 2022, no transactions occurred that would result in a cash tax savings benefit that would trigger the recording of a liability based on the terms in the Tax Receivable Agreement.

4.	Cost of Construction and Constructed Assets

The Company’s portfolio as of March 31, 2022 includes the following development projects:

●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);
●	Nashville International Airport ("BNA"), Nashville, TN;
●	Centennial Airport (“APA”), Englewood, CO (Denver area); and
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ.

Constructed assets, net, and cost of construction, consists of the following:

	March 31, 2022	December 31, 2021
Constructed assets, net of accumulated depreciation:
Buildings, SGR (Phase I)	$15,079	$15,079
Accumulated depreciation	(714)	(579)
	$14,365	$14,500
Cost of construction:
OPF; BNA; APA; DVT; SGR (Phase II)	$39,435	$25,034

Depreciation expense for the three months ended March 31, 2022 and 2021 totaled $135 and $135, respectively.

5.	Long-lived assets

Long-lived assets, net, consists of the following:

	March 31, 2022	December 31, 2021
Equipment	$205	$200
Software	248	247
	453	447
Accumulated depreciation	(48)	(38)
	$405	$409

Depreciation expense for the three months ended March 31, 2022 and 2021 totaled $10 and $6, respectively.

6.	Supplemental Balance Sheet and Cash Flow Information

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	March 31, 2022	December 31, 2021
Costs of construction	$5,621	$3,450
Employee compensation and benefits	1,689	2,497
Interest	1,735	2,063
Transaction costs	1,805	2,048
Other	1,221	901
	$12,071	$10,959

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Three months ended
	March 31, 2022	March 31, 2021
Accrued costs of construction, including interest	$6,256	$145
Accrued long-lived assets	-	55
Accrued equity issuance costs	1,805	50
Debt issuance costs and premium amortized to cost of construction	77	374
Net gain on extinguishment of related party notes	-	5,371
Settlement of related party note payable by issuing equity	-	1,250

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Three months ended
	March 31, 2022	March 31, 2021
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$19,639

The following table summarizes interest paid for the three months then ended:

	Three months ended
	March 31, 2022	March 31, 2021
Interest paid	$2,063	$259

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Three months ended
	March 31, 2022	March 31, 2021
Cash, beginning of year	$6,805	$-
Restricted cash, beginning of year	197,130	72
Cash and restricted cash, beginning of year	$203,935	$72

Cash, end of period	$48,610	$18,428
Restricted cash, end of period	18,036	4,962
Cash and restricted cash, end of period	$66,646	$23,390

7.	Leases

Lessee

All of the Company’s leases are classified as operating leases under ASC Topic 842. Management has determined that it is reasonably certain that the Company will exercise its options to renew the leases, and therefore the renewal options are included in the lease term and the resulting ROU asset and operating lease liability balances. As the Company’s lease agreements do not provide a readily determinable implicit rate, nor is the rate available to the Company from its lessors, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

The Company’s lease population does not include any residual value guarantees, and therefore none were considered in the calculation of the ROU and operating lease liability balances. The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for both of the three month periods ended March 31, 2022 and 2021. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 15.

The Company’s ground leases at SGR, OPF, and BNA have terms ranging between 30 to 50 years, including options for the Company to extend the terms. These leases expire between 2049 and 2070, which include all lease extension options available to the Company.

The Company’s ground lease at OPF was entered into in May 2019 through its wholly owned subsidiary, Sky Harbour Opa Locka Airport LLC (“SHOLA”), with AA Acquisitions LLC (“AA”). AA is the master ground lessee of Miami Dade County (“MDC”), the ultimate landowner. On March 2, 2022, the Company, through a wholly-owned subsidiary outside the Obligated Group (as defined in Note 8), entered into an agreement for the Company to purchase AA’s underlying ground lease for approximately $8.5 million and lease the OPF property directly from MDC. The transaction closed on April 29, 2022 and required the Company to pay approximately $1.0 million in assignment fees to MDC. After such closing, SHOLA continues to be obligated under the existing sublease but to an affiliate within the Company. The transaction extends the term of the lease at OPF for the Company an additional 10 years and will create additional significant rights and obligations of the Company.

On January 1, 2021, the Company commenced an operating lease for a ground lease located at APA (“APA Lease”), with an initial lease term of 41 years (or up to 76 years including extension options). The APA Lease contains an option to lease an additional parcel of land (Phase II) that must be exercised, at the Company’s option, within three-years of the lease’s commencement date.

On May 4, 2021, the Company commenced an operating lease for a ground lease located at DVT (“DVT Lease”), with a lease term of 40 years. The DVT Lease contains an option to lease an additional parcel of land (Phase II) that must be exercised, at the Company’s option, within four-years of the lease’s commencement date.

On October 15, 2021, the Company entered into a binding letter of intent with the Town of Addison for a ground lease of approximately 6 acres at Addison Airport in Addison, Texas. The anticipated lease term is 40 years with no additional extension options, which is the maximum allowable term permitted by the Town of Addison.

In addition to the Company’s ground leases, the company has operating leases for office space and a ground support vehicle.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Three months ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases as lessee	$448	$192

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term	March 31, 2022	December 31, 2021
Operating leases as lessee (in years)	54.18	54.39

Weighted Average Discount Rate
Operating leases as lessee	4.40%	4.40%

The Company’s future minimum lease payments required under leases as of  March 31, 2022 were as follows:

Year Ending December 31,	Operating Leases
2022 (remainder of year)	$1,583
2023	2,390
2024	2,428
2025	2,462
2026	2,522
Thereafter	216,533
Total lease payments	227,918
Less imputed interest	(166,402)
Total	$61,516

Lessor

The Company leases the hangar facilities that it constructs to third-party tenants. These leases have been classified as operating leases. The Company does not have any leases classified as sales-type or direct financing leases. Lease agreements with tenants are either on a month-to-month basis or have a defined term with an option to extend the term. The defined term leases vary in length from one to five years with options to renew for additional term(s) given to the lessee. One of the agreements contains an option by either party to terminate with appropriate notice, as defined. There are no options given to the lessee to purchase the underlying assets. The Company determines whether a contract contains a lease at the inception of the contract. The Company expects to continue to derive benefit from the underlying assets after the end of the lease term through further leasing arrangements. The underlying assets are the leasehold interest that the Company has in connection with its ground leases. There are no residual value guarantees. The Company mitigates risk related to the residual value of the assets by negotiating with current tenants and attempting to secure future tenants through letters of intent prior to the current lease term’s termination and/or the substantial completion of the promised hangar facilities that are presently under construction.

The leases may contain variable fees, most commonly in the form of tenant reimbursements, which are recoveries of the common area maintenance and operating expenses of the property and are recognized as income in the same period as the expenses are incurred. The leases did not have any initial direct costs. The leases do not contain any restrictions or covenants to incur additional financial obligations by the lessee.

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  March 31, 2022:

Year Ending December 31,	Operating Leases
2022 (remainder of year)	$1,037
2023	1,391
2024	601
2025	566
2026	-
Thereafter	-
Total lease payments	$3,595
Less rent concessions to be applied at Company’s discretion	(214)
Total	$3,381

8.	Bonds payable, Loans payable and interest

Bonds payable

On May 20, 2021, Sky formed a new wholly-owned subsidiary, Sky Harbour Capital LLC, as a parent corporation to its wholly-owned subsidiaries that operate each of the aircraft hangar development sites under its ground leases. Sky Harbour Capital LLC and these subsidiaries form an Obligated Group (the “Obligated Group” or the “Borrowers”) under a series of bonds that were issued in September 2021 with a principal amount of $166.3 million (the “Series 2021 Bonds”). The members of the Obligated Group are jointly and severally liable under the Series 2021 Bonds. SHG and its other subsidiaries are not members of the Obligated Group and have no obligation to repay the bonds.

The Series 2021 Bonds are payable pursuant to a loan agreement dated September 1, 2021 between the Public Finance Authority (of Wisconsin) and the Borrowers. The payments by the Borrowers under the loan agreement are secured by a Senior Master Indenture Promissory Note, Series 2021-1 issued by the Obligated Group under an indenture (the “Master Indenture”). The obligations of the Borrowers are collateralized by certain leasehold and subleasehold deeds of trust or mortgages on the Borrowers’ interests in the development sites and facilities being constructed at each airport where the Borrowers hold ground leases. In addition, the Borrowers have assigned, pledged and granted a first priority security interest in all funds held under the Master Indenture and all right, title and interest in the gross revenues of the Borrowers. Furthermore, Sky, Sky Harbour Holdings LLC and Sky Harbour Capital LLC have each pledged as collateral its respective ownership interest in any of the Borrowers.

The bond trustee established various restricted bank accounts which were initially funded with the bond proceeds and cash on hand. The bond trustee will continue to control the Borrowers’ cash receipts and disbursements under a Trust Agreement. Such restricted funds are available to fund the construction expenditures of the two phases of OPF, BNA, DVT, and APA, and SGR Phase II, and, with certain approvals and supplemental reports, up to $50 million at other airport sites, in addition to certain operating expenses such as ground lease expense. These accounts also include funds to pay debt service through the end of construction at each site and various reserve funds such as a ramp-up reserve, debt service reserve, and a maintenance reserve fund. Such trust bank accounts total approximately $183.8 million, of which $17.3 million and $166.5 million and are included in Restricted cash and Restricted investments, respectively, on the consolidated balance sheet as of March 31, 2022.

The Borrowers have agreed to use all commercially reasonable efforts to jointly maintain a Debt Service Coverage Ratio (as defined in the agreement) of 1.25 for each applicable test period; provided, however, that the failure to maintain this ratio will not be considered an event of default so long as the Obligated Group takes all commercially reasonable action for correcting such deficiency. The measurement of the Debt Service Coverage Ratio will commence with the period ending December 31, 2024. If the Debt Service Coverage Ratio as of the end of any fiscal quarter is less than 1.0, the parent companies of the Borrowers will make contributions to the borrowers or otherwise cause the Debt Service Coverage Ratio to be at least 1.0 within 10 business days of the test date. If the Debt Service Coverage Ratio as of the end of any fiscal quarter is less than 1.25, Sky Harbour Capital LLC must deliver to the trustees, within 120 days, an independent consultant’s report and a specific plan designed to achieve a Debt Service Coverage Ratio of 1.25 in the following fiscal year.

The Series 2021 Bonds have principal amounts, interest rates, and maturity dates as follow: $21.1 million bearing interest at 4.00%, due July 1, 2036; $30.4 million bearing interest at 4.00%, due July 1, 2041; and $114.8 million bearing interest at 4.25%, due July 1, 2054. The Series 2021 Bond that has a maturity date of July 1, 2036 was issued at a premium, and the Company received bond proceeds that were $0.2 million above its face value. The bond premium is being amortized as a reduction of interest expense over the life of the bond. Interest is payable on each January 1 and July 1, commencing January 1, 2022. Principal repayments due under the Series 2021 Bonds are paid annually, commencing July 1, 2032.

The bonds maturing on July 1, 2036 are subject to optional early redemption, at the option of Sky Harbour Capital LLC, on or after July 1, 2028, in whole or in part, at a redemption price equal to the principal amount plus interest accrued to the redemption date. The bonds maturing on July 1, 2041 and July 1, 2054 are subject to optional early redemption, at the option of Sky Harbour Capital LLC, on or after July 1, 2031, in whole or in part, at a redemption price equal to the principal amount plus interest accrued to the redemption date. An extraordinary optional redemption is permitted in the event of damage or destruction of any of the underlying assets.

The Series 2021 Bonds are mandatorily redeemable upon the occurrence of certain events. Upon the sale of an asset by any Borrower, the applicable portion of the Series 2021 Bonds is subject to special mandatory redemption at prices specified in the agreement. Upon the occurrence of a determination of taxability in which the interest income of any of the bonds does not qualify as being excludable from the gross income of the holder (with limited exclusions), the Series 2021 Bonds are subject to mandatory redemption within 60 days, at a redemption price equal to the principal amount plus accrued interest. Upon the termination of any ground lease of a Borrower, and unless certain other certifications can be made, the Series 2021 Bonds are subject to redemption in an amount and at a redemption price as specified in the agreement. In lieu of redemption, the Bonds may be purchased by any of the Borrowers or by any party designated by Sky Harbour Capital LLC.

The following table summarizes the Company’s Bonds payable as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	$166,589	$166,589
Debt issuance costs	(6,002)	(6,002)
Accumulated amortization of debt issuance costs and bond premium	169	92
Total Bonds payable, net	$160,756	$160,679

In connection with the issuance of the Bonds Payable, the Company recognized debt issuance costs totaling $6 million which are being amortized into interest using the Effective Interest method over the life of the bonds. Interest that is incurred at the stated interest rate of the bonds, as well as the amortization of bond premium and amortization of debt issuance costs are capitalized and added to the cost of construction on the consolidated balance sheet. See Interest, below.

Loans payable

In connection with two of its development projects, Sky had two secured construction loans that were outstanding during the three months ended March 31, 2021, and through the loans’ respective payoff dates of August 11, 2021 and September 3, 2021.

Sky closed on a construction loan on August 28, 2019 for up to $16.7 million for the development of the SGR project (the “SGR Loan”). The loan bore interest at LIBOR (subject to a minimum of 2.2%) plus 6%, plus pay-in-kind (“PIK”) interest of 2% which was added to the principal amount. The SGR Loan was repaid on September 3, 2021, including all accrued and PIK interest.

On  January 23, 2020, Sky closed on a construction loan for up to $46.0 million for the development of the OPF project (the “OPF Loan”). The loan bore interest at LIBOR (subject to a minimum of 1.669%) plus 6%, plus PIK interest of 2% which was added to the principal amount.  An amendment to the loan on March 12, 2021 increased the interest rate to LIBOR (subject to a minimum of 1.669%) plus 8%, plus PIK interest of 2% that was added to the principal amount. The OPF Loan was repaid on August 11, 2021, including all accrued and PIK interest.

Interest

Interest, including amortization of bond premium and debt issuance costs, for the three months ended March 31, 2022 totaled $1.8 million, all of which was capitalized in cost of construction on the consolidated balance sheet during the three months ended March 31, 2022. Interest, including amortization of debt issuance costs, for the three months ended March 31, 2021 totaled $1.0 million, of which $0.5 million was capitalized in cost of construction on the consolidated balance sheet during the three months ended March 31, 2021. Interest which is not capitalized is recorded as an expense and is included as Interest expense on the consolidated statements of operations.

The following table sets forth the details of interest expense:

	Three months ended
	March 31, 2022	March 31, 2021
Interest	$1,735	$442
Amortization of bond premium and debt issuance costs	77	529
Total interest incurred	$1,812	$971
Less: capitalized interest	(1,812)	(512)
Interest expense	$-	$459

9.	Warrants

As part of Yellowstone’s initial public offering, Yellowstone issued to third-party investors 6,799,439 warrants which entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). In addition, 7,719,779 private placement warrants were sold to the Sponsor (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. Following the Yellowstone Transaction, the Warrants remain outstanding under the same terms and conditions to purchase shares of the Company’s Class A Common Stock. As of March 31, 2022, 6,799,439 and 7,719,779 Public and Private Warrants remain outstanding, respectively.

The terms of the Private Warrants are identical to those of the Public Warrants, except for that so long as the Private Warrants are held by the Sponsor or its permitted transferees, they may be exercised on a cashless basis. The Warrants contain an exercise price of $11.50 per share and expire on January 25, 2027. The Company determined the fair value of its Public Warrants based on the publicly listed trading price as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. As the terms of the Private Warrants are identical to those of the Public Warrants, the Company determined the fair value of its Private Warrants based on the publicly listed trading price of the Public Warrants as of the valuation date and have classified the Private Warrants as Level 2 financial instruments.

The closing price of the Public Warrants was $1.51 and $0.55 per warrant on March 31, 2022 and the Closing Date, respectively. The aggregate fair value of the Warrants was approximately $21.9 million and $8.0 million as of March 31, 2022 and the Closing Date, respectively. During the three months ended March 31, 2022, the Company recorded an unrealized loss of approximately $13.9 million, reflecting the change in fair value of the Warrants from the Closing Date through March 31, 2022.

10.	Equity and Redeemable Equity

Prior to the Yellowstone Transaction

Sky and its members initially entered into a Limited Liability Company Agreement on February 12, 2018. This LLC agreement was subsequently amended and restated on March 12, 2021 (the “A&R Operating Agreement”), which was again amended and restated on September 14, 2021 (the “Second A&R Operating Agreement”). On January 25, 2022, in connection with the Yellowstone Transaction, Sky, its members, and SHG entered into the A&R Operating Agreement.

On March 12, 2021, there was a change in the ownership of Sky such that the former majority member no longer held an interest in Sky pursuant to a redemption agreement (the “Redemption Agreement”), and additional members invested in Sky pursuant to a unit purchase agreement (the “Unit Purchase Agreement”). Pursuant to the Unit Purchase Agreement, Sky’s former minority member (the “Founder”) received founder units of Sky (the “Founder Units”) and the new investors purchased a total of $31.3 million in Series A Preferred Units of Sky. Pursuant to a convertible note and exchange agreement dated March 12, 2021 (the “Convertible Note and Exchange Agreement”), a portion of the proceeds from the issuance of the Series A Preferred Units were used to fully satisfy outstanding note payable between Sky and a related party as described in Note 14.

On August 1, 2021, Sky entered into the Equity Purchase Agreement with Yellowstone. In conjunction with the Equity Purchase Agreement, Boston Omaha Corporation agreed to invest $55.0 million of equity in the form of Redeemable Series B Preferred Units through its affiliate BOC YAC Funding LLC (“BOC YAC”). On September 14, 2021 Sky issued 8,049 Series B Preferred Units to BOC YAC in exchange for the $55.0 million. The Series B Preferred Units contained redemption rights for both Sky and for the holders of the Series B Preferred Units under certain circumstances. Because the Series B Preferred Units were redeemable in cash, they were classified as Temporary Equity, between the Liabilities and Equity sections of the consolidated balance sheet as of December 31, 2021. They were carried at their net issuance price and not reflected at redemption value in the consolidated balance sheet because no Series B Preferred Units were redeemed between December 31, 2021 and January 25, 2022, the date such Units were automatically converted to the Company’s Class A Common Stock equal to the original $55.0 million investment at the conversion price of $10 per share

Recapitalization

As of December 31, 2021, there were 31,250 Series A Preferred Units, 8,049 Series B Preferred Units, and 27,035 Founder Units authorized, issued and outstanding. As a result of the Reverse Recapitalization on the Closing Date, the Series A Preferred Units and Founder Units converted into 42,192,250 Sky Common Units and the LLC Interests received 42,192,250 shares of SHG’s Class B Common Stock. The Series B Preferred Units converted to 5,500,000 shares of SHG’s Class A Common Stock, and Sky issued 14,937,581 Sky Common Units to SHG, which was equivalent to the total number of shares of the SHG’s Class A Common Stock outstanding on the Closing Date.

As of March 31, 2022, there were 14,937,581 and 42,192,250 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

The holders of Class A Common Stock are entitled to receive dividends, as and if declared by the Company’s Board of Directors out of legally available funds. With respect to stock dividends, holders of Class A Common Stock must receive Class A Common Stock. The holders of Class B Common Stock do not have any right to receive dividends other than stock dividends consisting of shares of Class B Common Stock, as applicable, in each case paid proportionally with respect to each outstanding share of Class B Common Stock.

Forward Purchase Agreement

On January 17, 2022, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with ACM ARRT VII E LLC (the “Counterparty”), pursuant to which the Counterparty had the right, but not the obligation, to purchase up to 7,000,000 shares of Class A Common Stock from shareholders who had redeemed shares, or indicated an interest in redeeming shares, prior to the closing of the Yellowstone Transaction. The Counterparty purchased 664,909 such shares and, immediately following the Closing Date, pursuant to the agreement, the Company paid to the Counterparty a forward price of approximately $6.7 million. The Counterparty also had the right to sell such shares to others during an 18-month term, terminating the Company’s forward purchase obligations, and repaying to the Company a portion of the forward price, in amounts corresponding to the number of shares sold. On March 7, 2022, the Counterparty notified the Company that it had sold the 664,909 shares covered by the agreement. As a result, a total of approximately $6.7 million was remitted to the Company by the Counterparty.

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of March 31, 2022 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may, following the expiration of an applicable lock-up period, exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares on the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of March 31, 2022, the LLC interests owned approximately 73.9% of the Sky Common Units outstanding.

11.	Equity Compensation

Sky Incentive Units

In May 2021, Sky granted 3,951 Sky Incentive Units to certain employees. In connection with the Yellowstone Transaction and the execution of the Third A&R Operating Agreement, the number of existing Sky Incentive Units outstanding was adjusted based on a defined unit conversion ratio to reflect the new capital structure (see Note 10) and remain Sky Incentive Units, resulting in 2,807,750 outstanding Sky Incentive Units. These Incentive Units may be exchanged for Sky Common Units at the holder’s discretion upon vesting. There were no changes to the terms or conditions of the Sky Incentive Units effected by the Yellowstone Transaction. The Sky Incentive Units are classified as equity instruments.

The Sky Incentive Units were valued as of the date of grant using the Option-Pricing Method described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately Held Company Equity Securities Issued as Compensation. The Option-Pricing Method treated profit units (such as Sky Incentive Units) and the capital units outstanding at the time of the valuation (Sky’s Series A Preferred Units, Series B Preferred Units, and the Founder Units) as call options on the total equity value of Sky, with exercise (or strike) prices based on the incremental equity required to repay liquidation preferences for the various holders of Sky interests. The values of the options associated with each strike price were calculated using the Black-Scholes option pricing model based on the grant date. The Sky Incentive Units were classified as Level 3 in the fair value hierarchy. The key inputs and assumptions used in the valuation of the Sky’s Incentive Units were:

Equity value	$62,287,970
Term (in years)	5
Risk-free interest rate	0.84%
Volatility	57%

Below is a summary of activity related to the Sky Incentive Units for the three months ended March 31, 2022:

	Sky Incentive Units	Weighted-average grant date fair value
Sky units outstanding as of December 31, 2021 (as previously presented)	3,951	$318.44
Sky units outstanding as of December 31, 2021 (recast for recapitalization)	2,807,750	$0.45
Granted	-	-
Forfeitures	-	-
Sky units outstanding as of March 31, 2022	2,807,750	$0.45

Vested Units outstanding as of March 31, 2022	335,493	$0.45
Non-vested Units outstanding as of March 31, 2022	2,472,257	$0.45

The Company recognizes equity-based compensation expense on a straight-line basis over the requisite service period and has elected to account for forfeitures of Sky Incentive Units if and when they occur. The Company recorded equity-based compensation expense relating to Sky Incentive Units of $86 for the three months ended March 31, 2022, which is recorded within General and Administrative Expenses within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. As of March 31, 2022, there was $956 of total unrecognized compensation expense that is expected to be recognized over a weighted-average future period of 3.0 years.

12.	Loss per Share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to SHG by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted net loss per share of Class A Common Stock is computed by dividing net loss attributable to SHG, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented. For the three months ended March 31, 2021, the membership structure of Sky solely included holders of Sky Common Units that received an equivalent number of Class B Common Stock following the Yellowstone Transaction, and there were no holders that received Class A Common Stock. As the shares of Class B Common Stock are not participating securities, presentation of net loss per share for the three-month period ended March 31, 2021 would not be meaningful to the users of these condensed consolidated financial statements, and such information has not been presented.

Numerator:
Net loss	$(19,514)
Less: Net loss attributable to non-controlling interests	(3,751)
Net loss attributable to Sky Harbour Group Corporation – Based and diluted	$(15,763)

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic and diluted	10,954

Net loss per share of Class A Common Stock – Basic and diluted	$(1.44)

Potentially dilutive shares associated with the outstanding Warrants were antidilutive as of March 31, 2022 due to the Company’s net loss position. Thus, 14,519,218 shares issuable upon the exercise of the Warrants have been excluded from the calculation of diluted weighted average shares outstanding and diluted loss per share.

13.	Financial Instruments

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	March 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$48,610	$48,610	$48,610	$-	$-
Restricted cash	18,036	18,036	18,036	-	-
Restricted investments	166,560	165,526	165,526	-	-
	$233,206	$232,172	$232,172	$-	$-

Liabilities
Bonds payable	$160,756	$161,892	$-	$161,892	$-
Warrants liability	21,924	21,924	10,267	11,657	-
	$182,680	$183,816	$10,267	$173,549	$-

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$6,805	$6,805	$6,805	$-	$-
Restricted cash	197,130	197,130	197,130	-	-
Restricted investments	-	-	-	-	-
	$203,935	$203,935	$203,935	$-	$-

Liabilities
Bonds payable	$160,679	$173,093	$-	$173,093	$-
Warrants liability	-	-	-	-	-
	$160,679	$173,093	$-	$173,093	$-

The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets. The fair value of the Company’s bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets. See Note 9 for discussion regarding the estimation of the fair value of the warrants. The carrying values of all other financial instruments on the consolidated balance sheets, approximate their fair values due to the short-term nature of these instruments.

14.	Related Party Transactions

Loans payable to Related parties

Sky previously was party to a loan from a company owned by its former majority member. The loan payable bore interest at an annual rate of 5.50% and all interest was PIK interest. On March 12, 2021, pursuant to a Redemption Agreement between Sky and the former majority member, the loan was cancelled and all of the membership interests held by the former majority member were redeemed in exchange for a sum of $5.1 million, plus a Reimbursement and Indemnity Agreement from Sky and the Founder and CEO. Sky recorded a gain on extinguishment of this related party loan payable of $5.6 million, net of related expenses of $0.15 million and net of redemption of membership interests. The gain was recognized as a deemed contribution to stockholders’ equity on the consolidated balance sheet. Interest incurred on the loan payable to for the three months ended March 31, 2021 totaled $120.

Beginning in November 2020, Sky entered into a note payable with a related party, SH Investment Fund I LLC, a company controlled by the Founder and CEO. The note payable bore interest at 8% per annum and had a maturity date of November 24, 2021. Amounts payable under the note were drawn by requesting “advances” from the lender, up to $1,000,000, and could be used by Sky only for certain types of expenditures that were approved in advance by the lender. On March 12, 2021, Sky issued 1,250 Series A Preferred Units in full satisfaction of the note payable by the Sky to SH Investment Fund I LLC. The fair value of the 1,250 units was $1.25 million and exceeded the carrying value of the $1.0 million note payable at the time of extinguishment; thereby resulting in a loss on extinguishment of related party debt of $0.25 million which was recorded as a charge in the consolidated statement of operations.

Services

During the three months ended March 31, 2022 and 2021, the Company paid $31 and $0, respectively, for services rendered by employees of a company affiliated with the Founder and CEO.

For the three months ended March 31, 2022 and 2021, the Company paid $20 and $31 respectively, for consulting services, to a company that employed the chief financial officer until prior to July 1, 2021.

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged $675 per flight hour of use along with all direct operating costs. Additionally, the Company will also incur the pro rata share of maintenance, overhead and insurance costs of the aircraft. For the three months ended March 31, 2022, the Company recognized $29 of expense within General and administrative expense under the terms of this agreement, and the related liability is included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2022.

15.	Commitments and Contingencies

In addition to the lease payment commitments discussed in Note 7, the ground leases to which the Company is a party contain covenants that require the Company to conduct construction of hangar facilities on the leased grounds within a certain period and in some cases, to spend a minimum dollar amount.

With respect to the Company’s SGR Phase II project, the Company is subject to requirements that define (i) a minimum improvement amount of $2.0 million and (ii) that related construction commence by October 2022 and be completed by October 2023. If these conditions are not met or otherwise waived or amended, the ground lease for the parcels designated for the SGR Phase II project will automatically terminate.

The Company has committed to spend $17.0 million in capital improvements on the BNA construction project by July 2, 2023. If this amount is not expended, the shortfall would become due and payable within 60 days as additional rent under the lease agreement.

The APA Lease requires the Company to improve the property in accordance with a development plan included in the lease and to complete such improvements within 24-months of the issuance of permitting documents. The APA Phase I project is still in the permitting phase.

The DVT Lease requires improvements to be made for Phase I (estimated cost of improvements of $15.3 million) and for Phase II, if such option is exercised (estimated cost of improvements of $14.6 million), within 12-months after receiving permitting documents for each Phase, but in no event later than May 2026. The Company is still in the permitting phase of its DVT Phase I project.

The Company has contracts for construction of the OPF Phase I project and the BNA project. The Company may terminate either of the contracts or suspend construction without cause; however, the Company would be subject to paying a penalty under the OPF construction contract of 50% of the unrealized fee which remains to be earned as of the termination date. There is no termination penalty under the BNA construction contract.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities Exchange Commission (the “SEC”) on March 28, 2022 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov. As described in Note 1 to the accompanying consolidated financial statements, the comparative period for the results of operations included herein are of Sky Harbour, LLC for the quarter ended March 31, 2021.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “might,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•

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

•	the outcome of any legal proceedings that may be instituted against Sky Harbour Group Corporation or its predecessors in connection with the Yellowstone Transaction and related transactions;

•	our limited operating history makes it difficult to predict future revenues and operating results;

•	financial projections may not prove to be reflective of actual financial results;

•

the ability to recognize the anticipated benefits of the Yellowstone Transaction, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;

•	costs related to the Yellowstone Transaction;

•	changes in applicable laws or regulations;

•	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and

•	our financial performance.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in the Form 10-K may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this prospectus. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this prospectus, those results or developments may not be indicative of results or developments in subsequent periods.

Overview and Background

Sky Harbour is a real estate and infrastructure company providing Home Basing Solutions (“HBS”) for business aircraft. HBSs are campuses composed of 10-20 (typical) large business aviation hangars, aircraft ramp, automobile parking, office and auxiliary space, with dedicated aviation line services. Sky Harbour develops its HBS campuses on a greenfield basis at key airports across the United States, leases individual hangars to aircraft tenants on a long-term basis and operates its facilities autonomously. As of 2022, SKYH is the only publicly traded developer of business aviation infrastructure in the United States.

The physical footprint of the US business aviation fleet grew by almost 28,000,000 square feet in the ten years preceding the Covid-19 pandemic, with hangar supply lagging dramatically, especially in key growth markets. The post-pandemic surge in consumption of private aviation services is driving accelerated fleet growth, further widening the supply-demand gap. Forecasted 2022 deliveries of approximately 770 new business jets, the constant increase in average aircraft length and wingspan, and historically low retirements of the oldest business jets in the US fleet, suggest that 2022 may see the most dramatic footprint growth of the US business aviation fleet on record.

Sky Harbour’s real estate-centric business model is uniquely optimized to capture this market opportunity. Sky Harbour realizes economies of scale in construction through a proprietary prototype hangar design replicated at HBS campuses across the United States. This allows for centralized procurement, straightforward permitting processes, efficient development processes, and the best hangar in business aviation. Unlike a service company, Sky Harbour revenues are derived almost entirely from long-term rental agreements, offering stability and forward visibility. This allows Sky Harbour to fund its development through the public bond market, providing capital efficiency and mitigating refinance risk.

With five airport campuses either in development or ongoing operations, the company is targeting fifteen additional airfields in the current growth phase, and an additional 30 in the next.

The table below presents certain information with respect to our portfolio as of March 31, 2022.

●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);
●	Nashville International Airport ("BNA"), Nashville, TN;
●	Centennial Airport (“APA”), Englewood, CO (Denver area); and
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ.

Facility	Status	Scheduled Construction Start	Scheduled Completion Date	Estimated Total Construction Cost[1] ($mm)	Hangars	Square Footage
SGR Phase I	Complete	Complete	Complete	$15.1	7	66,080
SGR Phase II	Predevelopment	April 2023	July 2024	8.7	6	56,580
OPF Phase I	In Construction	August 2021	October 2022	33.2	12	162,783
OPF Phase II	Predevelopment	August 2022	November 2023	20.9	7	99,386
BNA Phase II	In Construction	July 2021	August 2022	26.8	10	149,069
DVT Phase I	In Design	July 2022	December 2023	20.8	8	115,864
DVT Phase II	Predevelopment	May 2023	August 2024	19.3	8	105,000
APA Phase I	In Bidding	July 2022	October 2023	26.4	9	133,530
APA Phase II	Predevelopment	August 2023	November 2024	21.2	9	103,400
Total				$192.4	76	991,692

Note 1: The Estimated Total Construction Cost includes estimated direct construction expenditures associated with each facility. For completed facilities, this amount includes direct construction expenditures and other amounts (e.g., capitalized labor and interest) that are included in the capitalized cost under GAAP.

Recent Developments

On April 29, 2022, our wholly-owned subsidiary outside the Obligated Group purchased the underlying ground lease at OPF from the sublessor for approximately $8.5 million, and now lease the property directly from Miami-Dade county (“MDC”). The transaction also required us to pay approximately $1.0 million in transfer fees to MDC. The transaction extends the term of the ground lease by 10 years and is expected to decrease the Company’s cash ground lease payments by at least $30 million over the term of the lease on an undiscounted basis.

Factors That May Influence Future Results of Operations

Revenues

Our revenues are derived from rents we earn pursuant to the lease agreements we enter into with our tenants. Our ability to expand through new ground leases and tenant leases at airports is integral to our long-term business strategy and requires that we identify and consummate suitable new ground leases or investment opportunities in real estate properties for our portfolio that meet our investment criteria and are compatible with our growth strategy. Our ability to enter into new ground leases and tenant leases on favorable terms, or at all, may be adversely affected by a number of factors. We believe that the business environment of the industry segments in which our tenants operate is generally positive for tenants. However, our existing and potential tenants are subject to economic, regulatory and market conditions that may affect their level of operations and demand for hangar space, which could impact our results of operations. Accordingly, we actively monitor certain key factors, including changes in those factors (fuel prices, new aircraft deliveries, hangar rental rates) that we believe may provide early indications of conditions that may affect the level of demand for new leases and our lease portfolio. See “—Risks Related to our Business and Operations” within the Form 10-K for more information about the risks related to our tenants and our lease payments.

Ground Lease Expense

One of our largest expenses is the lease payments under our ground leases. For the three months ended March 31, 2022 and 2021, our operating lease expense for ground leases was $1.0 million and $0.9 million, respectively. As we enter into new ground leases at new airport sites, our payments to airport landlords will continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively.

Interest Expense

We expect that future changes in interest rates will impact our overall operating performance, by, among other things, changing our future borrowing costs. We expect to issue additional private activity bonds (see Private Activity Bonds, below) to finance future site developments and higher interest rates would increase our borrowing costs. In addition, we are subject to credit spreads demanded by fixed income investors. As a non-rated issuer, increases in general of credit spreads in the market, or for us, may result in a higher cost of borrowing in the future. We intend to access the bond market on an opportunistic basis. In addition, we may hedge against rising benchmark interest rates by entering into hedging strategies with high quality counterparties.

General and Administrative Expenses

We do not expect the general and administrative expenses reflected in our statement of operations to be reflective of our expected professional, legal and consulting fees, payroll costs and other general and administrative expenses. As a public company, we estimate our annual general and administrative expenses will grow to approximately $15 million annually, which amount includes, among other things, $5 million for legal, insurance, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters. In addition, while we expect that our general and administrative expenses will rise in some measure as our portfolio of campuses grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale.

Construction Material Costs and Labor

When constructing our HBS campuses, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our HBS campuses. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on an HBS campus and the time it is completed. Typically, the materials and most of the components used to construct our HBS campuses are readily available in the United States. In addition, the majority of our materials are supplied to us by our contractors and is included in the price of our contract with such contractors. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in steel, concrete, and labor. We believe we will experience additional cost pressures associated with steel, concrete, and other materials in future quarters, or delays in our contractors’ ability to requisition such materials. There can be no assurance that we will be able to increase the lease rates for the hangars within our HBS campuses to absorb these increased costs, if at all.

Current Capital Requirements and Future Expenditures for Expansion

We previously funded our wholly owned subsidiary Sky Harbour Capital LLC (“SHC”) with over $200 million to fund the two phases at each of our five ground leased airport locations. These construction funds and reserves are held at the bondholder trustee.

We maintain the ability to include up to $50 million in new projects outside the original five locations to be funded with a portion of the existing bond proceeds held by the trustee as long as certain approvals and supplemental consultant reports are provided showing that such new project would result in better coverage of debt service than previously contemplated projects.

We consummated the Yellowstone Transaction on January 25, 2022, to raise additional equity capital to, along with potential future bond and further equity issuances, begin to fund additional airport campuses and reach up to 20 airport campuses over the next several years. On average, each new future campus is composed of an average of 10-20 hangars and is expected to cost approximately $40 million per campus, with 70% or more to be funded with additional public activity bonds (the “PABs”). All these future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites. We do not commit to capital projects without having first secured the resources to fund them.

The cumulative 20 airport site business plan is estimated to cost approximately $930 million, with approximately 75% anticipated from long term PABs and the balance with equity or equity linked financing. The equity portion of this business plan has been partially funded upon the closing of the Yellowstone Transaction, which included an additional $45 million equity investment from Boston Omaha through the BOC PIPE.  Our ability to raise additional equity and/or debt financing will be subject to a number of risks, including our ability to obtain financing upon reasonable terms, if at all, costs of construction, delays in constructing new facilities, operating results, and other risk factors. In the event that we are unable to obtain additional financing, we may be required to raise additional equity capital, creating additional dilution to existing stockholders. There can be no assurance that we would be successful in raising such additional equity capital on favorable terms, if at all.  Even if we can obtain such additional equity financing if needed, there can be no assurance that we would be successful in raising such additional financing on favorable terms, if at all.

Critical Accounting Policies and Estimates

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

Cost of Construction

Cost of construction on the consolidated balance sheets is carried at cost. The cost of acquiring an asset includes the costs necessary to bring a capital project to the condition necessary for its intended use. Costs are capitalized once the construction of a specific capital project is probable. Construction labor and other direct costs of construction are capitalized. Professional fees for engineering, procurement, consulting, and other soft costs that are directly identifiable with the project and are considered an incremental direct cost are capitalized. We allocate a portion of our internal salaries to both capitalized cost of construction and to general and administrative expense based on the percentage of time certain employees worked in the related areas. Interest costs on the loans and bonds used to fund the capital projects are also capitalized until the capital project is completed.

Once a capital project is complete, the cost of the capital project is reclassified to Constructed Assets on the accompanying balance sheet and we begin to depreciate the constructed asset on a straight-line basis over the lesser of the life of the asset or the remaining term of the related ground lease, including expected renewal terms.

Leases

We account for leases under Accounting Standards Codification (“ASC”) Topic 842, Leases. We determine whether a contract contains a lease at the inception of the contract. ASC Topic 842 requires lessees to recognize operating lease liabilities and right-of-use (“ROU”) assets for all leases with terms of more than 12 months on the consolidated balance sheets. We have made an accounting policy election that will keep leases with an initial term of 12 months or less off our consolidated balance sheets and will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. When management determines that it is reasonably certain that we will exercise our options to renew the leases, the renewal terms are included in the lease term and the resulting ROU asset and operating lease liability balances.

We also have tenant leases and account for those leases in accordance with the lessor guidance under ASC Topic 842.

We have lease agreements with lease and non-lease components; we have elected the accounting policy to not separate lease and non-lease components for all underlying asset classes.

We have elected to not capitalize any interest cost that is implicit within our operating leases into cost of construction on the consolidated balance sheet, but instead, we expense our ground lease cost in the consolidated statements of operations.

Revenue Recognition

We lease hangar facilities that we construct to third parties. The lease agreements are either on a month-to-month basis or have a defined term and may have options to extend the term. Some of the leases contain options to terminate the lease by either party with given notice. There are no options given to the lessee to purchase the underlying assets. Rental revenue is recognized in accordance with ASC Topic 842, Leases, and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease and (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the common area maintenance and operating expenses of the property and are recognized in the same period as the expenses are incurred.

The Company evaluates the collectability of tenant receivables for payments required under the lease agreements. If the Company determines that collectability is not probable, the Company recognizes any difference between revenue amounts recognized to date under ASC 842 and payments that have been collected from the lessee, including security deposit amounts held, as a current period adjustment to rental revenue.

For the three months ended March 31, 2022 and 2021, we derived approximately 90% of our revenue from two tenants, each of which have ongoing leases with us that expire in December 2023 and November 2025, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the estimates of collectability of tenant lease payments, assumptions used within impairment analyses, estimated useful lives of depreciable assets and amortizable costs, estimates of inputs utilized in determining incentive compensation expense and equity instruments such as warrants, estimates and assumptions related to right-of-use assets and operating lease liabilities. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

See Note 2 — Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods.

	Three months ended
	March 31, 2022	March 31, 2021	Change
Revenue:
Rental revenue	$397	$390	$7
Total revenue	397	390	7

Expenses:
Operating	1,145	995	150
Depreciation	145	141	4
General and administrative	4,683	591	4,092
Total expenses	5,973	1,727	4,246

Other expenses:
Interest expense, net of capitalized interest	-	459	(459)
Unrealized loss on warrants	13,938	-	13,938
Loss on extinguishment of note payable to related party	-	250	(250)
Total other expenses	13,938	709	13,229

Net loss	$(19,514)	$(2,046)	$(17,468)

Revenues

Revenues for the three months ended March 31, 2022, and 2021 were $397, compared to $390, respectively. The increase primarily resulted from the monthly rental of open ramp space at OPF.

Operating Expenses

Operating expenses increased 15% from $995 to $1,145 for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to additional operating lease expense, particularly the ground lease at DVT which commenced after the quarter ended March 31, 2021, as well as other expenses such as insurance, property tax and utilities.

Depreciation Expense

Depreciation remained consistent for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, as the completion and placement in service of the SGR Phase I project in December 2020 is reflected in both periods presented.

General and Administrative Expenses

For the three months ended March 31, 2022, and 2021, general and administrative expenses were $4,683, compared to $591, respectively. The increase was primarily due to a $2,180 increase in salaries, wages, and benefits, driven by an increase in full-time and contracted employees, as well as incentive compensation programs instituted to attract and retain talented human capital. Professional fees increased $1,213 due to an increase in legal, accounting, and consulting costs as compared to the prior year primarily as a result of becoming a public company. Other administrative expenses increased $525 driven primarily by insurance and other expenses related to corporate governance. Marketing and other pursuit costs increased $161 year-over-year, primarily driven by our growth strategy in securing airport site acquisitions and potential tenants.

Other Expenses

Other expenses increased from $709 to $13,938 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a $13,938 mark-to-market adjustment of the outstanding warrants at March 31, 2022. These warrants were issued by Yellowstone as part of its initial public offering. As a result, the warrants were not reflected in Sky’s financial statements for the three months ended March 31, 2021.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund the construction of new assets, fund working capital and other general business needs. Our primary source of cash include the issuance of equity and debt securities. Our long-term liquidity requirements include lease payments under our ground leases with airport authorities, repaying principal and interest on outstanding borrowings, funding for operations and paying accrued expenses.

We believe that following the Yellowstone Transaction in January 2022 we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional PABs and other debt and the issuance of additional equity securities. However, as a new public company, we cannot assure you that we will have access to these sources of capital or that, even if such sources of capital are available, that these sources of capital will be available on favorable terms. Our ability to incur additional debt will depend on multiple factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that are or may be imposed by future lenders. Our ability to access the equity and debt capital markets will depend on multiple factors as well, including general market conditions for real estate companies, our degree of leverage, the trading price of our common stock and bonds and market perceptions about our company.

Equity Financing

On January 25, 2022 we completed the Yellowstone Transaction. On the Closing Date, Yellowstone changed its name to Sky Harbour Group Corporation, and Sky restructured its capitalization, issuing its Sky Common Units to the Company. As a result of the Yellowstone Transaction, the Sky Common Units that Sky issued to BOC YAC in respect of its Series B Preferred Units were converted into 5,500,000 shares of the Company’s Class A Common Stock and holders of Sky Common Units received one share of the Company’s Class B Common Stock for each Common Unit. As consideration for the issuance of Sky Common Units to the Company, Yellowstone contributed approximately $48 million of net proceeds to us, consisting primarily of the BOC PIPE, and the amount held in the Yellowstone trust account, net of redemptions and transaction costs.

Private Activity Bonds

On September 14, 2021, SHC completed an issuance through the Public Finance Authority (Wisconsin) of $166.3 million of Senior Special Facility Revenue Bonds (Aviation Facilities Project), Series 2021 (the “PABs”). The PABs are comprised of three maturities: $21.1 million bearing interest at 4.00%, due July 1, 2036; $30.4 million bearing interest at 4.00%, due July 1, 2041; and $114.8 million bearing interest at 4.25%, due July 1, 2054. The Series 2021 Bond that has a maturity date of July 1, 2036 was issued at a premium, and Sky received bond proceeds that were $0.2 million above its face value. The net proceeds from the issuance of the PABs proceeds are being used to (a) finance or refinance the construction of various aviation facilities consisting of general aviation aircraft hangars and storage facilities located and to be located on the SGR site, the OPF site, the BNA site, the APA site, and the DVT site; (b) fund debt service and other operating expenses such as ground lease expense during the initial construction period; (c) fund deposits to the Debt Service Reserve Fund; and (d) pay certain costs of issuance related to the PABs.

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

Covenants in the PABs require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The PABs are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of March 31, 2022, we were in compliance with all debt covenants.

Lease Commitments

The table below sets forth certain information with respect to our future minimum lease payments required under operating leases as of March 31, 2022:

Amount Due
2022 (remainder of year)	$1,583
2023	2,390
2024	2,428
2025	2,462
2026	2,522
Thereafter	216,533
Total lease payments	227,918
Less imputed interest	(166,402)
Total	$61,516

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2022:

	2022 (remainder of year)	2023-2024	2025-2026	Thereafter	Total
Principal Payments of Long-Term Indebtedness	$-	$-	$-	$166,340	$166,340
Interest Payments on Long-Term Indebtedness	$3,470	13,881	13,881	132,950	164,182
Lease Commitments	$1,583	4,818	4,984	216,533	227,918

Total	$5,053	$18,699	$18,865	$515,823	$558,440

Interest payments for the first three years on the Series 2021 PABs are held in reserve as restricted cash and restricted investments.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31, 2022	March 31, 2021
Cash and restricted cash at beginning of period	$203,935	$72
Net cash used in operating activities	(10,164)	(1,272)
Cash used in investing activities	(178,994)	(1,273)
Net cash provided by financing activities	51,869	25,863
Cash and restricted cash at end of period	$66,646	$23,390

Operating Activities— Net cash used in operating activities was $10.2 million for the three months ended March 31, 2022, as compared to cash used in operating activities of $1.3 million for the same period in 2021. The $8.9 million increase in cash used in operating activities was partially attributable to the $3.6 million increase in net loss, net of the $13.9 million non-cash loss on the warrants. The increase in net loss was driven by general and administrative expenses incurred in the expansion of our business, including transaction-related expenses and other expenses related to corporate governance. The increase in cash used for operating activities was further increased by a $5.0 million change in operating assets and liabilities.

Investing Activities— Cash used in investing activities was $179.0 million for the three months ended March 31, 2022, as compared to cash used in investing activities of $1.3 million for the same period in 2021. The increase of $177.7 million in cash used in investing activities was driven primarily by the $166.6 million purchase of held-to-maturity U.S. Treasury securities during the first quarter of 2022 and a $11.2 million increase in payments for costs of construction due to the Company’s ongoing construction projects at OPF and BNA.

Financing Activities— Net cash provided by financing activities was $51.9 million for the three months ended March 31, 2022, as compared to net cash provided by financing activities of $25.9 million for the same period in 2021. The $26.0 million increase in net cash provided by financing activities was primarily driven by $45.0 million of proceeds from the issuance of the BOC PIPE and $15.7 million of gross proceeds from the Yellowstone trust account, as compared to $30.0 million of proceeds from the issuance of Series A Preferred Units in the first quarter of 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business and investment objectives, we expect that the primary market risk to which we will be exposed is interest rate risk. Following the issuance of the PABs, all of our indebtedness is now fixed rate debt. However, we may enter into variable rate debt agreements in the future, in which case we intend to hedge against rising benchmark interest rates by entering into hedging strategies with high quality counterparties.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On January 25, 2022, SHG consummated the Yellowstone Transaction. The historical consolidated financial statements of Sky became the historical consolidated financial statements of the registrant. We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Yellowstone Transaction, including the enhancement of our internal accounting resources and the implementation of additional closing procedures to strengthen our process and shorten its close cycle for financial reporting. Other than such changes related to this integration, there were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as disclosed in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2022, we did not sell any securities that were not registered under the Securities Act.

On January 25, 2022, in connection with the completion of the Yellowstone Transaction and as contemplated by the Equity Purchase Agreement and the Subscription Agreements, the Company made the following issuances of unregistered securities, as further described in the disclosure set forth within Note 3:

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

10.1 (+)	Stockholders’ Agreement, dated as of January 25, 2022, by and among Sky Harbour Group Corporation, Tal Keinan, Due West Partners LLC, Center Sky Harbour LLC, BOC Yellowstone I LLC, and BOC Yellowstone II LLC.	8-K	001-39648	10.1	January 31, 2022

10.2 (+)	Registration Rights Agreement, dated as of September 14, 2021 by and among Sky Harbour LLC, the Existing Sky Equityholders, BOC YAC, the Sponsor and the BOC PIPE investors.	8-K	001-39648	10.2	January 31, 2022

10.3	Amendment No. 1 to the Registration Rights Agreement, dated as of February 28, 2022 by and among Sky Harbour LLC, the Existing Sky Equityholders, BOC YAC, the Sponsor and the BOC PIPE investors.	10-K	001-39648	10.3	March 28, 2022

10.4 (+)	Tax Receivable Agreement, dated as of January 25, 2022, by and among Sky Harbour Group Corporation, the Existing Sky Equityholders and the TRA Holder Representative.	8-K	001-39648	10.3	January 31, 2022

10.5 (+)	Third Amended and Restated Operating Agreement of Sky Harbour LLC.	8-K	001-39648	10.4	January 31, 2022

10.6 (*)	Sky Harbour Group Corporation 2022 Incentive Award Plan.	8-K	001-39648	10.5	January 31, 2022

10.7 (*)	Sky Harbour Group Corporation 2022 Incentive Award Plan - Form of Restricted Stock Unit Agreement.	8-K	001-39648	10.6	January 31, 2022

10.8 (*)	Form of Director and Officer Indemnification Agreement.	8-K	001-39648	10.7	January 31, 2022

10.9 (*)	Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.8	January 31, 2022

10.10 (*)	Employment Agreement with Alex Saltzman.	8-K	001-39648	10.9	January 31, 2022

10.11	Trust Indenture between the Public Finance Authority and The Bank of New York Mellon.	8-K	001-39648	10.10	January 31, 2022

10.12	Specimen Series 2021 Bonds (included as part of Exhibit 10.11).	8-K	001-39648	10.11	January 31, 2022

10.13	Loan Agreement by and between the Public Finance Authority, Sky Harbour Sugar Land Airport, LLC, Sky Harbour Opa Locka Airport, LLC, Nashville Hangars LLC, APA Hangars LLC and DVT Hangars LLC.	8-K	001-39648	10.12	January 31, 2022

10.14	Ground Sublease between Sunborne XVI, LTD. and APA Hangars LLC.	8-K	001-39648	10.13	January 31, 2022

10.15 (+)	Unsubordinated Ground Lease and Option to Lease Additional Land between City of Phoenix and DVT Hangars LLC.	8-K	001-39648	10.14	January 31, 2022

10.16	Lease Agreement by and between The Metropolitan Nashville Airport Authority and Sky Harbour LLC.	8-K	001-39648	10.15	January 31, 2022

10.17 (+)	First Amendment to the Lease Agreement by and between The Metropolitan Nashville Airport Authority and Nashville Hangars LLC.	8-K	001-39648	10.16	January 31, 2022

10.18 (+)	Sublease Agreement by and between AA Acquisitions, LLC and Sky Harbour Opa Locka Airport, LLC.	8-K	001-39648	10.17	January 31, 2022

10.19 (+)	First Amendment to Sublease Agreement between AA Acquisitions, LLC and Sky Harbour Opa Locka Airport, LLC.	8-K	001-39648	10.18	January 31, 2022

10.20	Amended and Restated Standard Form Airport Corporate Hangar Land Lease between the City of Sugar Land and Sky Harbour Sugar Land Airport, LLC.	8-K	001-39648	10.19	January 31, 2022

10.21	Amendment No. 2 to the Standard Form Airport Corporate Hangar Land Lease between the City of Sugar Land and Sky Harbour Sugar Land Airport, LLC.	8-K	001-39648	10.20	January 31, 2022

10.22	Forward Purchase Agreement dated January 17, 2022.	8-K	001-39648	10.1	January 18, 2022

10.23 (+)	Purchase and Sale Agreement by and between AA Acquisitions, LLC and OPF Hangars Landlord LLC.	10-K	001-39648	10.25	March 28, 2022

10.24	Payment Agreement dated March 7, 2022.	8-K	001-39648	10.1	March 11, 2022

10.25 (*)	Employment Agreement with Tal Keinan.	8-K	001-39648	10.1	March 28, 2022

10.26 (*)	First Amendment to Employment Agreement with Alex Saltzman.	8-K	001-39648	10.2	March 28, 2022

10.27 (*)	Amendment to Amended and Restated Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.3	March 28, 2022

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104 (#)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(*)	Indicates a management contract or compensatory plan.
(+)

Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The Registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(#)	Filed herewith.
(##)

The certifications attached as Exhibits 32.1, 32.2, and 32.3 that accompany this Report, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Sky Harbour Group Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKY HARBOUR GROUP CORPORATION (Registrant)

By:	/s/ Tal Keinan
Tal Keinan Chief Executive (Principal Executive Officer)

May 12, 2022

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

May 12, 2022

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

May 12, 2022