Form 10-Q
period 2022-06-30
Sky Harbour Group Corp
filed 2022-08-11
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, 14,937,581 shares of Class A common stock, par value $0.0001 per share, and 42,192,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Cash	$3,796	$6,805
Restricted cash	38,392	197,130
Investments	29,913	-
Restricted investments	138,072	-
Prepaid expenses and other assets	4,163	3,142
Cost of construction	54,288	25,034
Constructed assets, net	14,226	14,500
Right-of-use assets	56,439	56,867
Long-lived assets, net	621	409
Total assets	$339,910	$303,887

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$18,362	$10,959
Operating lease liabilities	52,252	61,289
Bonds payable, net of debt issuance costs and premiums	160,832	160,679
Warrants liability	6,534	-
Total liabilities	237,980	232,927

Redeemable Sky Series B Preferred Units	-	54,029

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2022; 14,937,581 shares issued and outstanding as of June 30, 2022	1	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized as of June 30, 2022; 42,192,250 shares issued and outstanding as of June 30, 2022	4	-
Additional paid-in capital	28,841	-
Accumulated deficit	(3,098)	-
Accumulated other comprehensive (loss) income	(84)	-
Total Sky Harbour Group Corporation stockholders’ equity	25,664	-

Members’ equity	-	16,931
Non-controlling interests	76,266	-
Total equity	101,930	16,931

Total liabilities and equity	$339,910	$303,887

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:
Rental revenue	$409	$394	$805	$784
Total revenue	409	394	805	784

Expenses:
Operating	1,103	1,080	2,247	2,075
Depreciation	154	141	299	283
Loss on impairment of long-lived assets	248	-	248	-
General and administrative	4,031	1,569	8,714	2,159
Total expenses	5,536	2,790	11,508	4,517

Other (income) expense:
Interest expense, net of capitalized interest	-	382	-	841
Unrealized (gain) loss on warrants	(15,390)	-	(1,452)	-
Loss on extinguishment of note payable to related party	-	-	-	250
Total other (income) expense	(15,390)	382	(1,452)	1,091

Net income (loss)	$10,263	$(2,778)	$(9,251)	$(4,824)

Net income (loss) attributable to non-controlling interests	(2,402)	-	(6,153)	-
Net income (loss) attributable to Sky Harbour Group Corporation shareholders	$12,665	$(2,778)	$(3,098)	$(4,824)

Earnings (loss) per share
Basic	$0.85	$-	$(0.24)	$-
Diluted	$(0.09)	$-	$(0.24)	$-
Weighted average shares
Basic	14,938	-	12,957	-
Diluted	29,466	-	12,957	-

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$10,263	$(2,778)	$(9,251)	$(4,824)
Other comprehensive income (loss), before related income taxes:
Unrealized gains (losses) on available-for-sale securities	(84)	-	(84)	-
Total other comprehensive income (loss)	$10,179	$(2,778)	$(9,335)	$(4,824)

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Redeemable Sky
	Series B		Class A		Class B		Additional		Accumulated Other	Total		Non-
	Preferred Units		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Members	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Equity	Interests	Equity
Balance at December 31, 2021	-	$54,029	-	$-	-	$-	$-	$-	$-	-	$16,931	$-	$16,931
Sky incentive compensation prior to recapitalization	-	-	-	-	-	-	-	-	-	-	23	-	23
Net income (loss) prior to recapitalization	-	-	-	-	-	-	-	-	-	-	(1,247)	-	(1,247)
Yellowstone Transaction and recapitalization, See Note 3	-	(54,029)	14,937,581	1	42,192,250	4	28,681	-	-	28,686	(15,707)	81,024	94,003
Sky incentive compensation following recapitalization	-	-	-	-	-	-	-	-	-	-	-	63	63
Net income (loss) following recapitalization	-	-	-	-	-	-	-	(15,763)	-	(15,763)	-	(2,504)	(18,267)
Balance at March 31, 2022	-	-	14,937,581	1	42,192,250	4	28,681	(15,763)	-	12,923	-	78,583	91,506
Share-based compensation	-	-	-	-	-	-	160	-	-	160	-	-	160
Sky incentive compensation	-	-	-	-	-	-	-	-	-	-	-	85	85
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(84)	(84)	-	-	(84)
Net income (loss)	-	-	-	-	-	-	-	12,665	-	12,665	-	(2,402)	10,263
Balance at June 30, 2022	-	$-	14,937,581	$1	42,192,250	$4	$28,841	$(3,098)	$(84)	$25,664	$-	$76,266	$101,930

	Redeemable Series B		Class A		Class B		Additional		Accumulated Other	Total		Non-	Total
	Preferred Units		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Members	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Equity	Interests	(Deficit)
Balance at December 31, 2020	-	$-	-	$-	-	$-	$-	$-	$-	-	$(6,509)	$-	$(6,509)
Gain on extinguishment of related party loan, net of repurchase of membership interests	-	-	-	-	-	-	-	-	-	-	5,621	-	5,621
Conversion of SH I loan to equity	-	-	-	-	-	-	-	-	-	-	1,250	-	1,250
Issuance of Sky Series A Preferred Units, net of equity issuance costs	-	-	-	-	-	-	-	-	-	-	29,683	-	29,683
Net loss	-	-	-	-	-	-	-	-	-	-	(2,046)	-	(2,046)
Balance at March 31, 2021	-	-	-	-	-	-	-	-	-	-	27,999	-	27,999
Equity issuance costs	-	-	-	-	-	-	-	-	-	-	(7)	-	(7)
Sky incentive compensation	-	-	-	-	-	-	-	-	-	-	51	-	51
Net loss	-	-	-	-	-	-	-	-	-	-	(2,778)	-	(2,778)
Balance at June 30, 2021	-	$-	-	$-	-	$-	$-	$-	$-	$-	$25,265	$-	$25,265

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(9,251)	$(4,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	299	596
Straight-line rent adjustments, net	19	(83)
Loss on extinguishment of related party loan payable	-	250
Equity-based compensation	331	51
Loss on impairment of long-lived assets	248	-
Non-cash operating lease expense	946	1,433
Unrealized gain on warrants	(1,452)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,898)	(737)
Right-of-use asset initial direct costs	(9,555)	-
Accounts payable, accrued expenses and other liabilities	(1,991)	869
Net cash used in operating activities	(24,304)	(2,445)

Cash flows from investing activities:
Purchases of long-lived assets	(484)	(144)
Payments for cost of construction	(20,739)	(2,793)
Purchases of available for sale investments	(29,997)	-
Purchases of held-to-maturity investments	(166,560)	-
Proceeds from held-to-maturity investments	28,468
Net cash used in investing activities	(189,312)	(2,937)

Cash flows from financing activities:
Proceeds from issuance of Sky Series A Preferred Units	-	30,000
Proceeds from issuance of BOC PIPE	45,000	-
Proceeds from Yellowstone trust	15,691	-
Payments for equity issuance costs	(8,822)	(301)
Payments for debt issuance costs	-	(157)
Payment of loan payable and redemption of Sky membership interest	-	(5,221)
Proceeds of loans payable	-	939
Proceeds of loans payable to related parties	-	630
Net cash provided by financing activities	51,869	25,890

Net (decrease) increase in cash and restricted cash	(161,747)	20,508

Cash and restricted cash, beginning of year	203,935	72

Cash and restricted cash, end of period	$42,188	$20,580

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(in thousands, except share data)

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

As a result of the closing of the Yellowstone Transaction, and collectively with the other transaction described in the Equity Purchase Agreement, the Company was reorganized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Common Units”). As of the Closing Date, SHG owned approximately 26.1% of the common units of Sky (the “Sky Common Units”), and the prior holders of Sky’s Existing Common Units (the “LLC Interests”) owned approximately 73.9% of the Sky Common Units and control the Company through their ownership of the Class B Common Stock, $0.0001 par value (“Class B Common Stock”) of the Company. As of June 30, 2022, the Company and the LLC Interests owned approximately 26.1% and 73.9% of Sky Common Units, respectively. See Notes 2 and 3 for additional discussion related to the Yellowstone Transaction.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and the related notes (the “Financial Statements”) have been prepared in conformity with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).These Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the financial statements of Sky for the year ended December 31, 2021 file by the Company on its Current Reports on Form 8-K/A on March 28, 2022, which includes additional disclosures and a summary of the Company's significant accounting policies. In the Company’s opinion, these Financial Statements include all adjustments, consisting of normal recurring items, considered necessary by management to fairly state the Company’s results of operation, financial position, and cash flows. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Except for per share data, all dollar amounts are in thousands unless otherwise noted.

Notwithstanding the legal form of the Yellowstone Transaction pursuant to the terms therein, the Yellowstone Transaction was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, Yellowstone was treated as the acquired company for financial reporting purposes, and Sky was treated as the accounting acquirer. In accordance with this accounting method, the Yellowstone Transaction was treated as the equivalent of Sky issuing stock for the net assets of Yellowstone, accompanied by a recapitalization.

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

Thus, the financial statements included in this quarterly report for the three and six months ended June 30, 2022 reflect (i) the historical operating results of Sky prior to the Yellowstone Transaction; (ii) the combined results of Sky and SHG from the date of the Yellowstone Transaction; and (iii) the net assets of SH (formerly Yellowstone) were stated at historical cost, with no goodwill or other intangible assets recorded.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include assumptions used within impairment analyses, estimated useful lives of depreciable assets and amortizable costs, estimates of inputs utilized in determining incentive compensation expense and financial instruments such as warrants, and estimates and assumptions related to right-of-use assets and operating lease liabilities. Actual results could differ materially from those estimates.

Risks and Uncertainties

The Company’s operations have been limited to-date. For most of its history, the Company was engaged in securing access to land through ground leases, and developing and constructing aviation hangars. The major risks faced by the Company is its future ability to obtain additional tenants for the facilities that it constructs, and to contract with such tenants for rental income in an amount that is sufficient to meet the Company’s financial obligations, including increasing construction costs due to inflation.

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

Pursuant to the Company’s bond offering described in Note 8, various restricted trust bank accounts were established. Such trust bank accounts are included in Restricted cash and Restricted investments on the consolidated balance sheet as of June 30, 2022 and December 31, 2021.

Investments

Investments of the Company's cash in various U.S. Treasury securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Such investments amounted to $29,913 as of June 30, 2022, of which $14,973 will mature in one year or less, and $14,940 will mature in one through five years.

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive income (loss). The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other (income) expenses. The costs of investments sold is based on the specific-identification method. There are no realized gains or losses on investments for the periods presented. Interest on available-for-sale securities is included in other (income) expenses.

Restricted Investments Held-to-Maturity

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 8, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets.

The Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. The carrying amount of such investments was $138,072 on June 30, 2022, of which $80,346 will mature in one year or less, and $57,762 will mature in one through five years.

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

Constructed assets, net

Constructed assets on the consolidated balance sheets consists principally of developed airplane hangar buildings, and are carried at cost less accumulated depreciation. Once a capital project is complete, the Company begins to depreciate the constructed asset on a straight-line basis over the lesser of the life of the asset or the remaining term of the related ground lease, including expected renewal terms. Constructed assets, net, as of June 30, 2022 and December 31, 2021 consists of the Sugar Land Phase I project, which is being depreciated over approximately 28 years.

Other long-lived assets

Long-lived assets on the consolidated balance sheets consists principally of ground support equipment, software, and computer equipment. Long-lived assets are carried at cost less accumulated depreciation. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over 3 to 20 years, based on the estimated useful life of the assets.

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

Equity issuance costs

The Company accounts for equity issuance costs as an asset within prepaid expenses and other assets on the consolidated balance sheets until the related equity financing is obtained, and then reclassifies such costs as a reduction in equity. As of December 31, 2021, the Company had $2,696 of equity issuance costs included within prepaid and other assets which were subsequently reclassified as part of accounting for the Yellowstone Transaction. As of June 30, 2022, there were no equity issuance costs included within prepaid expenses and other assets.

Revenue recognition

The Company leases the hangar facilities that it constructs to third parties. The lease agreements are either on a month-to-month basis or have a defined term and may have options to extend the term. Some of the leases contain options to terminate the lease by either party with given notice. There are no options given to the lessee to purchase the underlying assets. Rental revenue is recognized in accordance with ASC Topic 842, Leases (see Note 7) and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease and (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the common area maintenance and operating expenses of the property and are recognized in the same period as the expenses are incurred. As of June 30, 2022 and December 31, 2021, the deferred rent receivable included in prepaid expenses and other assets was $61 and $103, respectively.

The Company evaluates the collectability of tenant receivables for payments required under the lease agreements. If the Company determines that collectability is not probable, the Company recognizes any difference between revenue amounts recognized to date under ASC 842 and payments that have been collected from the lessee, including security deposit amounts held, as a current period adjustment to rental revenue. There were no adjustments to rental revenue for uncollectible tenant rental payments in either of the three and six months ended June 30, 2022 or 2021.

For the three months ended June 30, 2022 and 2021, the Company derived approximately 88% and 90% of its revenue from two tenants, respectively. For the six months ended June 30, 2022 and 2021, the Company derived 89% and 90% of its revenue from two tenants, respectively. Such tenants have ongoing leases with the Company which expire in December 2023 and November 2025, respectively.

Operating Expenses

For the three and six months ended June 30, 2022, operating expenses within the consolidated statements of operations includes operating lease expense of $911 and $1,899, respectively. For the three and six months ended June 30, 2021, operating expense includes operating lease expense of $990 and $1,871, respectively. General and administrative expenses on the consolidated statements of operations also includes $18 and $36 of operating lease expense for the three and six months ended June 30, 2022, respectively and $9 and $16 of operating lease expense for the three and six months ended and June 30, 2021, respectively.

Advertising Costs

The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing costs recognized as general and administrative expenses totaled $121 and $224 for three and six months ended June 30, 2022, respectively. Advertising and marketing costs recognized as general and administrative expenses totaled $110 and $147 for the three and six months ended June 30, 2021, respectively.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three and six months ended June 30, 2022. The effective income tax rate for the three and six months ended June 30, 2022 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

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

The following table reconciles the elements of the Yellowstone Transaction to the consolidated statements of changes in equity for the six months ended June 30, 2022:

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

As of June 30, 2022, no transactions occurred that would result in a cash tax savings benefit that would trigger the recording of a liability based on the terms in the Tax Receivable Agreement.

4.	Cost of Construction and Constructed Assets

The Company’s portfolio as of June 30, 2022 includes the following development projects:

●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);
●	Nashville International Airport ("BNA"), Nashville, TN;
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ; and
●	Addison Airport (“ADS”), Addison, TX (Dallas area).

Constructed assets, net, and cost of construction, consists of the following:

	June 30, 2022	December 31, 2021
Constructed assets, net of accumulated depreciation:
Buildings, SGR (Phase I)	$15,079	$15,079
Accumulated depreciation	(853)	(579)
	$14,226	$14,500
Cost of construction:
OPF; BNA; APA; DVT; ADS	$54,288	$25,034

Depreciation expense for the three months ended June 30, 2022 and 2021 totaled $139 and $133, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 totaled $274 and $269, respectively.

5.	Long-lived Assets

Long-lived assets, net, consists of the following:

	June 30, 2022	December 31, 2021
Equipment	$680	$200
Software	-	247
	680	447
Accumulated depreciation	(59)	(38)
	$621	$409

Depreciation expense for the six months ended June 30, 2022 and 2021 totaled $25 and $14, respectively. Depreciation expense for the three months ended June 30, 2022 and 2021 totaled $15 and $8, respectively.

During the three months ended June 30, 2022, the Company evaluated the development progress related to its smart hangar app. This evaluation included the decision to abandon previous software development efforts and the transition of development efforts to a new third-party development company. In connection with this evaluation, the Company determined that previously capitalized software costs associated with the abandoned development were not recoverable and recognized an impairment loss of $248 during the three and six months ended June 30, 2022.

6.	Supplemental Balance Sheet and Cash Flow Information

Prepaid expenses and other assets

In July 2022, the Company entered into a vendor agreement to acquire construction materials related to the Company's development projects (the “Vendor Agreement”). In connection with the Vendor Agreement, the Company entered into a revolving line of credit loan and security agreement (the "Vendor Loan Agreement"), whereby the Company agreed to provide up to $2.5 million of availability under a revolving credit line to fund the working capital requirements of the vendor, of which $1.5 million was loaned to the vendor in July 2022. The Vendor Loan Agreement matures in July 2029 and initially bears interest at a rate of 5% per annum for the first year, and increases by 1% per annum each year on the anniversary date of the Vendor Loan Agreement until its maturity.

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	June 30, 2022	December 31, 2021
Costs of construction	$10,351	$3,450
Employee compensation and benefits	1,640	2,497
Interest	3,470	2,063
Transaction costs	1,642	2,048
Other	1,259	901
	$18,362	$10,959

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Six months ended
	June 30, 2022	June 30, 2021
Accrued costs of construction, including capitalized interest	$12,702	$149
Accrued equity issuance costs	1,684	302
Debt issuance costs and premium amortized to cost of construction	153	750
Net gain on extinguishment of related party notes	-	5,371
Settlement of related party note payable by issuing equity	-	1,250

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Six months ended
	June 30, 2022	June 30, 2021
Right-of-use assets obtained in exchange for operating lease liabilities	$2,838	$25,720
Net decrease in right-of-use assets and operating lease liabilities due to lease remeasurement	(12,189)	-

The following table summarizes interest paid:

	Six months ended
	June 30, 2022	June 30, 2021
Interest paid	$2,063	$540

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Six months ended
	June 30, 2022	June 30, 2021
Cash, beginning of year	$6,805	$-
Restricted cash, beginning of year	197,130	72
Cash and restricted cash, beginning of year	$203,935	$72

Cash, end of period	$3,796	$15,604
Restricted cash, end of period	38,392	4,976
Cash and restricted cash, end of period	$42,188	$20,580

7.	Leases

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

The Company’s lease population does not include any residual value guarantees, and therefore none were considered in the calculation of the ROU and operating lease liability balances. The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for both of the three and six month periods ended June 30, 2022 and 2021. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 15.

The Company’s ground leases have terms ranging between 27 to 75 years, including options for the Company to extend the terms. These leases expire between 2049 and 2097, which include all lease extension options available to the Company. Certain of the Company's ground leases contain options to lease additional parcels of land at the Company's option within a specified period of time.

The Company’s ground lease at OPF was entered into in May 2019 through its wholly owned subsidiary, Sky Harbour Opa Locka Airport LLC (“SHOLA”), with AA Acquisitions LLC (“AA”). AA is the master ground lessee of Miami Dade County (“MDC”), the ultimate landowner. On April 29, 2022, the Company, through a wholly-owned subsidiary outside the Obligated Group (as defined in Note 8), purchased AA’s underlying interest in the ground lease for approximately $8.5 million and now leases the OPF property directly from MDC (the “OPF Lease Transaction”). The OPF Lease Transaction also required the Company to pay approximately $1.0 million in assignment fees to MDC, which, along with the $8.5 million purchase price, were recognized as initial direct costs and presented as a component of right-of-use assets. Following the OPF Lease Transaction, SHOLA continues to be obligated under the existing sublease but to an affiliate within the Company. The OPF Lease Transaction extends the term of the lease at OPF for the Company to approximately 57 years. The Company has accounted for the OPF Lease Transaction as a lease modification requiring remeasurement and remeasured the right-of-use asset and operating lease liability utilizing the Company’s incremental borrowing rate as of the date of remeasurement. As a result of the remeasurement, non-cash subtractions to the right-of-use asset and operating lease liability of $12,289 were recorded during the six months ended June 30, 2022.

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

On June 28, 2022, the Company commenced an operating lease for a ground lease located at ADS (“ADS Lease”). The ADS Lease term is 40 years from the completion of construction with no additional extension options, which is the maximum allowable term permitted by the Town of Addison.

In addition to the Company’s ground leases, the company has operating leases for office space and a ground support vehicle.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Six months ended
	June 30,	June 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases as lessee	$448	$434

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term	June 30, 2022	December 31, 2021
Operating leases as lessee (in years)	55.84	54.39

Weighted Average Discount Rate
Operating leases as lessee	4.6%	4.4%

The Company’s future minimum lease payments required under leases as of  June 30, 2022 were as follows:

Year Ending December 31,	Operating Leases
2022 (remainder of year)	$832
2023	1,935
2024	2,114
2025	2,170
2026	2,188
Thereafter	196,878
Total lease payments	206,117
Less imputed interest	(153,865)
Total	$52,252

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

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  June 30, 2022:

Year Ending December 31,	Operating Leases
2022 (remainder of year)	$797
2023	1,594
2024	688
2025	566
2026	-
Thereafter	-
Total lease payments	$3,645
Less rent concessions to be applied at Company’s discretion	(214)
Total	$3,431

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

The bond trustee established various restricted bank accounts which were initially funded with the bond proceeds and cash on hand. The bond trustee will continue to control the Borrowers’ cash receipts and disbursements under a Trust Agreement. Such restricted funds are available to fund the construction expenditures of the two phases of OPF, BNA, DVT, and APA, and SGR Phase II, and, with certain approvals and supplemental reports, up to $50 million at other airport sites, in addition to certain operating expenses such as ground lease expense. These accounts also include funds to pay debt service through the end of construction at each site and various reserve funds such as a ramp-up reserve, debt service reserve, and a maintenance reserve fund. Such trust bank accounts total approximately $175.5 million, of which $37.5 million and $138.0 million and are included in Restricted cash and Restricted investments, respectively, on the consolidated balance sheet as of June 30, 2022.

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

The following table summarizes the Company’s Bonds payable as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	$166,589	$166,589
Debt issuance costs	(6,002)	(6,002)
Accumulated amortization of debt issuance costs and bond premium	245	92
Total Bonds payable, net	$160,832	$160,679

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

Loans payable

In connection with two of its development projects, Sky had two secured construction loans that were outstanding during the three and six months ended June 30, 2021, and through the loans’ respective payoff dates of August 11, 2021 and September 3, 2021.

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

Interest

The following table sets forth the details of interest expense:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest	$1,735	$371	$3,470	$813
Amortization of bond premium and debt issuance costs	76	534	153	1,063
Total interest incurred	1,811	905	3,623	1,876
Less: capitalized interest	(1,811)	(522)	(3,623)	(1,035)
Interest expense	$-	$383	$-	$841

9.	Warrants

As part of Yellowstone’s initial public offering, Yellowstone issued to third-party investors 6,799,439 warrants which entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). In addition, 7,719,779 private placement warrants were sold to the Sponsor (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. Following the Yellowstone Transaction, the Warrants remain outstanding under the same terms and conditions to purchase shares of the Company’s Class A Common Stock. As of June 30, 2022, 6,799,439 and 7,719,779 Public and Private Warrants remain outstanding, respectively.

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

The closing price of the Public Warrants was $0.45 and $0.55 per warrant on June 30, 2022 and the Closing Date, respectively. The aggregate fair value of the Warrants was approximately $6.5 million and $8.0 million as of June 30, 2022 and the Closing Date, respectively. The Company recorded an unrealized gain of approximately $15.4 million during the three months ended June 30, 2022. During the six months ended June 30, 2022, the Company recorded an unrealized gain of approximately $1.5 million, reflecting the change in fair value of the Warrants from the Closing Date through June 30, 2022.

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

On August 1, 2021, Sky entered into the Equity Purchase Agreement with Yellowstone. In conjunction with the Equity Purchase Agreement, Boston Omaha Corporation agreed to invest $55.0 million of equity in the form of Redeemable Series B Preferred Units through its affiliate BOC YAC Funding LLC (“BOC YAC”). On September 14, 2021 Sky issued 8,049 Series B Preferred Units to BOC YAC in exchange for the $55.0 million. The Series B Preferred Units contained redemption rights for both Sky and for the holders of the Series B Preferred Units under certain circumstances. Because the Series B Preferred Units were redeemable in cash, they were classified as Temporary Equity, between the Liabilities and Equity sections of the consolidated balance sheet as of December 31, 2021. They were carried at their net issuance price and not reflected at redemption value in the consolidated balance sheet because no Series B Preferred Units were redeemed between December 31, 2021 and January 25, 2022, the date such Units were automatically converted to the Company’s Class A Common Stock equal to the original $55.0 million investment at the conversion price of $10 per share.

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

As of June 30, 2022, there were 14,937,581 and 42,192,250 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of June 30, 2022 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may, following the expiration of an applicable lock-up period, exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares on the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of June 30, 2022, the LLC interests owned approximately 73.9% of the Sky Common Units outstanding.

11.	Equity Compensation

Restricted Stock Units (“RSUs”)

In May 2022, the Company granted time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan. A total of 721,000 of time-based awards were granted, which will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on May 16, 2026. During the three and six months ended June 30, 2022, the Company recognized stock compensation expense of $160. As of June 30, 2022, there are approximately 661,000 non-vested RSUs outstanding with a weighted average grant date fair value of $7.74. The unrecognized compensation costs associated with all unvested RSUs at June 30, 2022 was $4,956.

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

Equity value	$62,287,970
Term (in years)	5
Risk-free interest rate	0.84%
Volatility	57%

Below is a summary of activity related to the Sky Incentive Units for the six months ended June 30, 2022:

	Sky Incentive	Weighted-average grant
	Units	date fair value
Sky units outstanding as of December 31, 2021 (as previously presented)	3,951	$318.44
Sky units outstanding as of December 31, 2021 (recast for recapitalization)	2,807,750	$0.45
Granted	-	-
Forfeitures	-	-
Sky units outstanding as of June 30, 2022	2,807,750	$0.45

Vested Units outstanding as of June 30, 2022	864,015	$0.45
Non-vested Units outstanding as of June 30, 2022	1,943,735	$0.45

The Company recognizes equity-based compensation expense on a straight-line basis over the requisite service period and has elected to account for forfeitures of Sky Incentive Units if and when they occur. The Company recorded equity-based compensation expense relating to Sky Incentive Units of $85 and $171 for the three and six months ended June 30, 2022, respectively, which is recorded within General and Administrative Expenses within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. The Company recorded equity-based compensation expense relating to Sky Incentive Units of $46 for the three and six months ended June 30, 2021. As of June 30, 2022, there was $871 of total unrecognized compensation expense that is expected to be recognized over a weighted-average future period of 2.7 years.

12.	Earnings (loss) per Share

Basic earnings (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to SHG by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted net income (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to SHG, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares using the treasury stock method.

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented. For the three and six months ended June 30, 2021, the membership structure of Sky solely included holders of Sky Common Units that received an equivalent number of Class B Common Stock following the Yellowstone Transaction, and there were no holders that received Class A Common Stock. As the shares of Class B Common Stock are not participating securities, presentation of net loss per share for the three and six month periods ended June 30, 2021 would not be meaningful to the users of these condensed consolidated financial statements, and such information has not been presented.

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Numerator:
Net income (loss)	$10,263	$(9,251)
Less: Net income (loss) attributable to non-controlling interests	(2,402)	(6,153)
Basic net income (loss) attributable to Sky Harbour Group Corporation shareholders	12,665	(3,098)
Less: Unrealized gain on warrants	(15,390)	-
Diluted net (loss) attributable to Sky Harbour Group Corporation shareholders	$(2,725)	$(3,098)

Denominator:
Basic weighted average shares of Class A Common Stock outstanding	14,938	12,957
Effect of dilutive warrants	14,519	-
Effect of dilutive restricted stock	9	-
Diluted weighted average shares outstanding	29,466	12,957

Earnings (loss) per share of Class A Common Stock – Basic	$0.85	$(0.24)
Earnings (loss) per share of Class A Common Stock – Diluted	$(0.09)	$(0.24)

Potentially dilutive shares associated with the outstanding Warrants were antidilutive for the six months ended  June 30, 2022 due to the Company’s net loss position. Thus, 14,519,218 shares issuable upon the exercise of the Warrants were excluded from the calculation of diluted weighted average shares outstanding and diluted loss per share for the six months ended June 30, 2022.  651,514 and 661,000 antidilutive shares associated with the Company's restricted stock units were excluded from the calculation for the three and six months ended June 30, 2022, respectively.

13.	Financial Instruments

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	June 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,796	$3,796	$3,796	$-	$-
Restricted cash	38,392	38,392	38,392	-	-
Investments	29,913	29,913	29,913	-	-
Restricted investments	138,072	136,330	136,330	-	-
	$210,173	$208,431	$208,431	$-	$-

Liabilities
Bonds payable	$160,832	$140,849	$-	$140,849	$-
Warrants liability	6,534	6,534	3,060	3,474	-
	$167,366	$147,383	$3,060	$144,323	$-

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$6,805	$6,805	$6,805	$-	$-
Restricted cash	197,130	197,130	197,130	-	-
	$203,935	$203,935	$203,935	$-	$-

Liabilities
Bonds payable	$160,679	$173,093	$-	$173,093	$-
	$160,679	$173,093	$-	$173,093	$-

The fair value of the Company’s investments and restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets. The fair value of the Company’s bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets. See Note 9 for discussion regarding the estimation of the fair value of the warrants. The carrying values of all other financial instruments on the consolidated balance sheets, approximate their fair values due to the short-term nature of these instruments.

14.	Related Party Transactions

Loans payable to Related parties

Sky previously was party to a loan from a company owned by its former majority member. The loan payable bore interest at an annual rate of 5.50% and all interest was PIK interest. On March 12, 2021, pursuant to a Redemption Agreement between Sky and the former majority member, the loan was cancelled and all of the membership interests held by the former majority member were redeemed in exchange for a sum of $5.1 million, plus a Reimbursement and Indemnity Agreement from Sky and the Founder and CEO. Sky recorded a gain on extinguishment of this related party loan payable of $5.6 million, net of related expenses of $0.15 million and net of redemption of membership interests. The gain was recognized as a deemed contribution to stockholders’ equity on the consolidated balance sheet. Interest incurred on the loan payable to for the three and six months ended June 30, 2021 totaled $0 and $120, respectively.

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

Services

For the three and six months ended June 30, 2022, the Company paid $25 and $45 respectively, for consulting services, to a company that employed the chief financial officer until prior to July 1, 2021. The Company paid $32 and $62 during the three and six months ended June 30, 2021 to the same company.

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged per flight hour of use along with all direct operating costs. Additionally, the Company will also incur the pro rata share of maintenance, overhead and insurance costs of the aircraft. For the three and six months ended June 30, 2022, the Company recognized $53 and $84 of expense, respectively, within General and administrative expense under the terms of this agreement, and the related liability is included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of June 30, 2022.

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

The Company has committed to spend $10.0 million in capital improvements on the ADS construction project. If this amount is not expended, the Company is subject to a reduction of the term of the lease.

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

16.	Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Unrealized loss on Available-for-sale Securities	Total
Balance as of December 31, 2021	$-	$-
Other comprehensive loss	84	84
Balance as of June 30, 2022	$84	$84

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities Exchange Commission (the “SEC”) on March 28, 2022 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov. As described in Note 1 to the accompanying consolidated financial statements, the comparative period for the results of operations included herein are of Sky Harbour, LLC for the three and six months ended June 30, 2021.

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

•	the effects of general economic conditions, including inflation, interest rates levels, and availability of construction materials for our development projects;

•	the outcome of any legal proceedings that may be instituted against Sky Harbour Group Corporation or its predecessors in connection with the Yellowstone Transaction and related transactions;

•	our limited operating history makes it difficult to predict future revenues and operating results;

•	financial projections may not prove to be reflective of actual financial results;

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

The physical footprint of the US business aviation fleet grew by almost 28,000,000 square feet in the ten years preceding the Covid-19 pandemic, with hangar supply lagging dramatically, especially in key growth markets. The post-pandemic surge in consumption of private aviation services is driving accelerated fleet growth, further widening the supply-demand gap. Forecasted 2022 deliveries of approximately 770 new business jets, the constant increase in average aircraft length and wingspan, and historically low retirements of the oldest business jets in the US fleet, suggest that 2022 may see the most dramatic footprint growth of the US business aviation fleet on record. Reported business aircraft activity increased 15.8% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, which also included a 28.5% increase in activity in the large cabin market, which represents the primary target market for Sky Harbour's HBS campuses.

Sky Harbour’s real estate-centric business model is uniquely optimized to capture this market opportunity. Sky Harbour realizes economies of scale in construction through a proprietary prototype hangar design replicated at HBS campuses across the United States. This allows for centralized procurement, straightforward permitting processes, efficient development processes, and the best hangar in business aviation. Unlike a service company, Sky Harbour revenues are mostly derived from long-term rental agreements, offering stability and forward visibility of revenues and cash flows. This allows Sky Harbour to fund its development through the public bond market, providing capital efficiency and mitigating refinance risk.

With six airport campuses either in development or ongoing operations, the company is targeting fourteen additional airfields in the current growth phase, and an additional 30 in the next.

The table below presents certain information with respect to our portfolio as of June 30, 2022.

●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);
●	Nashville International Airport ("BNA"), Nashville, TN;
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ; and
●	Addison Airport ("ADS"), Addison, TX (Dallas area).

		Scheduled		Estimated Total
		Construction	Scheduled	Construction Cost[1]
Facility	Status	Start	Completion Date	($mm)	Hangars	Square Footage
SGR Phase I	Complete	Complete	Complete	$15.1	7	66,080
SGR Phase II	Predevelopment	April 2023	July 2024	8.7	4	58,400
OPF Phase I	In Construction	August 2021	November 2022	33.2	12	162,783
OPF Phase II	Predevelopment	August 2022	November 2023	20.9	7	99,386
BNA Phase II	In Construction	July 2021	October 2022	26.8	10	149,069
APA Phase I	In Bidding	August 2022	October 2023	26.4	9	133,530
APA Phase II	Predevelopment	August 2023	November 2024	21.2	9	103,400
DVT Phase I	In Design	August 2022	October 2023	20.8	8	115,864
DVT Phase II	Predevelopment	May 2023	August 2024	19.3	8	105,000
ADS Phase I	Predevelopment	January 2023	October 2023	17.9	6	102,000
Total				$210.3	80	1,095,512

Note 1: The Estimated Total Construction Cost includes estimated direct construction expenditures associated with each facility. For completed facilities, this amount includes direct construction expenditures and other amounts (e.g., capitalized labor and interest) that are included in the capitalized cost under GAAP.

Recent Developments

On April 29, 2022, our wholly-owned subsidiary outside the Obligated Group purchased the underlying ground lease at OPF from the sublessor for approximately $8.5 million, and we now lease the property directly from Miami-Dade county (“MDC”). The transaction also required us to pay approximately $1.0 million in transfer fees to MDC. The transaction extends the term of the ground lease and is expected to decrease the Company’s cash ground lease payments by at least $30 million over the term of the lease on an undiscounted basis.

On June 28, 2022, we entered into an operating lease for a ground lease located at ADS (“ADS Lease”). The ADS Lease term is 40 years from the completion of construction with no additional extension options, which is the maximum allowable term permitted by the Town of Addison, Texas.

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

Ground Lease Expense

One of our largest expenses is the lease payments under our ground leases. For the six months ended June 30, 2022 and 2021, our operating lease expense for ground leases was $1.9 million and $1.9 million, respectively. As we enter into new ground leases at new airport sites, our payments to airport landlords will continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively.

Interest Expense

We expect that future changes in interest rates will impact our overall economic performance, by, among other things, changing our future borrowing costs. We expect to issue additional private activity bonds (see Private Activity Bonds, below) to finance future site developments and higher interest rates would increase our borrowing costs. In addition, we are subject to credit spreads demanded by fixed income investors. As a non-rated issuer, increases in general of credit spreads in the market, or for us, may result in a higher cost of borrowing in the future. We intend to access the bond market on an opportunistic basis. In addition, we may hedge against rising benchmark interest rates by entering into hedging strategies with high quality counterparties.

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

Construction Material Costs and Labor

When constructing our HBS campuses, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our HBS campuses. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on an HBS campus and the time it is completed. Typically, the materials and most of the components used to construct our HBS campuses are readily available in the United States. In addition, the majority of our materials are supplied to us by our contractors and is included in the price of our contract with such contractors. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in steel, concrete, and labor. Recent inflationary and supply chain pressures have led to increased construction materials costs, specifically associated with steel, concrete, and other materials. We believe we will continue to experience such pressures in future quarters, as well as delays in our contractors’ ability to requisition such materials. These pressures have led to an overall increase in budgeted and actual construction costs, as well as delays in starting and completing certain of our development projects. There can be no assurance that we will be able to increase the lease rates for the hangars within our HBS campuses to absorb these increased costs and/or delays, if at all.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include assumptions used within impairment analyses, estimated useful lives of depreciable assets and amortizable costs, estimates of inputs utilized in determining incentive compensation expense and equity instruments such as warrants, estimates and assumptions related to right-of-use assets and operating lease liabilities. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

See Note 2 — Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods.

	Three months ended
	June 30, 2022	June 30, 2021	Change
Revenue:
Rental revenue	$409	$394	$15
Total revenue	409	394	15

Expenses:
Operating	1,103	1,080	23
Depreciation	154	141	13
Loss on impairment of long-lived assets	248	-	248
General and administrative	4,031	1,569	2,462
Total expenses	5,536	2,790	2,746

Other (income) expense:
Interest expense, net of capitalized interest	-	382	(382)
Unrealized (gain) loss on warrants	(15,390)	-	(15,390)
Total other (income) expense	(15,390)	382	(15,772)

Net income (loss)	$10,263	$(2,778)	$13,041

Revenues

Revenues for the three months ended June 30, 2022, and 2021 were $409, compared to $394, respectively. The increase in revenue primarily resulted from additional tenant leases commencing at SGR during the second quarter of 2022.

Operating Expenses

Operating expenses increased 2% from $1,080 to $1,103 for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily due to slight increases in insurance, property tax and utilities.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2022, and 2021 was $154 and $141, respectively. The increase reflects the placement of additional long-lived assets into service following the second quarter of 2021.

General and Administrative Expenses

For the three months ended June 30, 2022, and 2021, general and administrative expenses were $4,031, compared to $1,569, respectively. The increase was primarily due to a $1,497 increase in salaries, wages, and benefits, driven by an increase in full-time and contracted employees, as well as incentive compensation programs instituted to attract and retain talented human capital. Professional fees increased $167 due to an increase in legal, accounting, and consulting costs as compared to the prior year primarily as a result of becoming a public company. Other administrative expenses increased $622 driven primarily by insurance, board compensation, and computer and software expenses. Marketing and other pursuit costs increased $122 year-over-year, primarily driven by our growth strategy in securing airport site acquisitions and potential tenants.

Other Income

Other income increased from a loss of $382 to income of $15,390 for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a $15,390 mark-to-market adjustment of the outstanding warrants at June 30, 2022. These warrants were issued by Yellowstone as part of its initial public offering. As a result, the warrants were not reflected in Sky’s financial statements for the three months ended June 30, 2021.

Results of Operations

Six months ended June 30, 2022 Compared to the Six months ended June 30, 2021

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods.

	Six months ended
	June 30, 2022	June 30, 2021	Change
Revenue:
Rental revenue	$805	$784	$21
Total revenue	805	784	21

Expenses:
Operating	2,247	2,075	172
Depreciation	299	283	16
Loss on impairment of long-lived assets	248	-	248
General and administrative	8,714	2,159	6,555
Total expenses	11,508	4,517	6,991

Other (income) expense:
Interest expense, net of capitalized interest	-	841	(841)
Unrealized (gain) loss on warrants	(1,452)	-	(1,452)
Loss on extinguishment of note payable to related party	-	250	(250)
Total other (income) expense	(1,452)	1,091	(2,543)

Net loss	$(9,251)	$(4,824)	$(4,427)

Revenues

Revenues for the six months ended June 30, 2022 were $805, compared to $784 for the six months ended June 30, 2021. The increase primarily resulted from additional tenant leases commencing at SGR during the second quarter of 2022.

Operating Expenses

Operating expenses increased 8% from $2,075 to $2,247 for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily due to an increase in insurance expense, particularly at the BNA and OPF locations.

Depreciation Expense

Depreciation increased $15 for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase reflects the placement of additional long-lived assets into service following the second quarter of 2021.

General and Administrative Expenses

For the six months ended June 30, 2022, and 2021, general and administrative expenses were $8,714, as compared to $2,075, respectively. The increase was primarily due to a $3,676 increase in salaries, wages, and benefits, driven by an increase in full-time and contracted employees, as well as incentive compensation programs instituted to attract and retain talented human capital. Professional fees increased $1,379 due to an increase in legal, accounting, and consulting costs as compared to the prior year primarily as a result of becoming a public company. Other administrative expenses increased $1,042 driven primarily by insurance, board compensation, and computer and software expenses. Marketing and other pursuit costs increased $205 year-over-year, primarily driven by our growth strategy in securing airport site acquisitions and potential tenants.

Other (Income) Expenses

Other (income) expenses increased from a $1,091 loss to $1,452 of income for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a $1,452 mark-to-market gain of the outstanding warrants at June 30, 2022. These warrants were issued by Yellowstone as part of its initial public offering. As a result, the warrants were not reflected in Sky’s financial statements for the six months ended June 30, 2021.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund the construction of new assets, fund working capital and other general business needs. Our primary sources of cash include the potential issuance of equity and debt securities. Our long-term liquidity requirements include lease payments under our ground leases with airport authorities, repaying principal and interest on outstanding borrowings, funding for operations and paying accrued expenses.

We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional PABs and other debt and the issuance of additional equity securities. However, as a new public company, we cannot assure you that we will have access to these sources of capital or that, even if such sources of capital are available, that these sources of capital will be available on favorable terms. [We may be forced to issue equity securities at dilutive prices to meet our liquidity requirements.] Our ability to incur additional debt will depend on multiple factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that are or may be imposed by future lenders. Our ability to access the equity and debt capital markets will depend on multiple factors as well, including general market conditions for real estate companies, our degree of leverage, the trading price of our common stock and bonds and market perceptions about our company.

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

Covenants in the PABs require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The PABs are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of June 30, 2022, we were in compliance with all debt covenants.

Lease Commitments

The table below sets forth certain information with respect to our future minimum lease payments required under operating leases as of June 30, 2022:

Amount Due
2022 (remainder of year)	$832
2023	1,935
2024	2,114
2025	2,170
2026	2,188
Thereafter	196,878
Total lease payments	206,117
Less imputed interest	(153,865)
Total	$52,252

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2022:

	2022
	(remainder
	of year)	2023-2024	2025-2026	Thereafter	Total
Principal Payments of Long-Term Indebtedness	$-	$-	$-	$166,340	$166,340
Interest Payments on Long-Term Indebtedness	$3,470	13,881	13,881	132,950	164,182
Lease Commitments	$832	4,049	4,358	196,878	206,117

Total	$4,302	$17,930	$18,239	$496,168	$536,639

Interest payments for the first three years on the Series 2021 PABs are held in reserve as restricted cash and restricted investments.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2022 and 2021:

	Six months ended
	June 30, 2022	June 30, 2021
Cash and restricted cash at beginning of period	$203,935	$72
Net cash used in operating activities	(24,304)	(2,445)
Cash used in investing activities	(189,312)	(2,937)
Net cash provided by financing activities	51,869	25,890
Cash and restricted cash at end of period	$42,188	$20,580

Operating Activities— Net cash used in operating activities was $24.3 million for the six months ended June 30, 2022, as compared to cash used in operating activities of $2.4 million for the same period in 2021. The $21.9 million increase in cash used in operating activities was primarily attributable to the $9.6 million of initial direct costs associated with the purchase of our former landlord's leasehold interest at OPF. In addition, the increase was partially attributable to the $4.4 million increase in net loss, which was driven by general and administrative expenses incurred in the expansion of our business, including transaction-related expenses and other expenses related to corporate governance. The increase in cash used for operating activities was also attributable to a $6.7 million change in operating assets and liabilities.

Investing Activities— Cash used in investing activities was $189.3 million for the six months ended June 30, 2022, as compared to cash used in investing activities of $2.9 million for the same period in 2021. The increase of $186.4 million in cash used in investing activities was driven primarily by the $166.6 million purchase of held-to-maturity U.S. Treasury securities during the first quarter of 2022, the $30.0 million purchase of available-for-sale U.S. Treasury securities during the second quarter, and a $17.9 million increase in payments for costs of construction due to the Company’s ongoing construction projects at OPF and BNA. These increases were offset by proceeds of $28.5 million received at maturity of certain of the Company's restricted investments.

Financing Activities— Net cash provided by financing activities was $51.9 million for the six months ended June 30, 2022, as compared to net cash provided by financing activities of $25.9 million for the same period in 2021. The $26.0 million increase in net cash provided by financing activities was primarily driven by $45.0 million of proceeds from the issuance of the BOC PIPE and $15.7 million of gross proceeds from the Yellowstone trust account, as compared to $30.0 million of proceeds from the issuance of Series A Preferred Units in the first quarter of 2021.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

10.1 (*)	Second Amendment to Amended and Restated Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.1	May 20, 2022

10.2 (*)	Form of Restricted Stock Unit Agreement (Executives).	8-K	001-39648	10.2	May 20, 2022

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104 (#)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(*)	Indicates a management contract or compensatory plan.
(+)

Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The Registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(#)	Filed herewith.
(##)

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Report, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Sky Harbour Group Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKY HARBOUR GROUP CORPORATION (Registrant)

By:	/s/ Tal Keinan
Tal Keinan Chief Executive (Principal Executive Officer)

August 11, 2022

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

August 11, 2022

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

August 11, 2022