Form 10-Q
period 2022-09-30
Sky Harbour Group Corp
filed 2022-11-10
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, 14,962,831 shares of Class A common stock, par value $0.0001 per share, and 42,192,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Cash	$730	$6,805
Restricted cash	17,164	197,130
Investments	29,765	-
Restricted investments	145,322	-
Prepaid expenses and other assets	4,001	3,142
Cost of construction	66,654	25,034
Constructed assets, net	14,091	14,500
Right-of-use assets	56,145	56,867
Long-lived assets, net	768	409
Total assets	$334,640	$303,887

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$15,749	$10,959
Operating lease liabilities	52,464	61,289
Bonds payable, net of debt issuance costs and premiums	162,156	160,679
Warrants liability	5,082	-
Total liabilities	235,451	232,927

Redeemable Sky Series B Preferred Units	-	54,029

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2022; 14,962,831 shares issued and outstanding as of September 30, 2022	1	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized as of September 30, 2022; 42,192,250 shares issued and outstanding as of September 30, 2022	4	-
Additional paid-in capital	29,254	-
Accumulated deficit	(3,711)	-
Accumulated other comprehensive loss	(231)	-
Total Sky Harbour Group Corporation stockholders’ equity	25,317	-

Members’ equity	-	16,931
Non-controlling interests	73,872	-
Total equity	99,189	16,931

Total liabilities and equity	$334,640	$303,887

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue:
Rental revenue	$431	$402	$1,236	$1,187
Total revenue	431	402	1,236	1,187

Expenses:
Operating	1,228	1,139	3,652	3,283
Depreciation	148	143	447	425
Loss on impairment of long-lived assets	-	-	248	-
General and administrative	3,599	2,340	12,136	4,431
Total expenses	4,975	3,622	16,483	8,139

Other (income) expense:
Interest expense, net of capitalized interest	-	319	-	1,160
Unrealized (gain) loss on warrants	(1,452)	-	(2,904)	-
Loss on extinguishment of note payable to related party	-	-	-	250
Total other (income) expense	(1,452)	319	(2,904)	1,410

Net loss	$(3,092)	$(3,539)	$(12,343)	$(8,362)

Net loss attributable to non-controlling interests	(2,479)	-	(8,632)	-
Net loss attributable to Sky Harbour Group Corporation shareholders	$(613)	$(3,539)	$(3,711)	$(8,362)

Loss per share
Basic	$(0.04)	$-	$(0.27)	$-
Diluted	$(0.04)	$-	$(0.27)	$-
Weighted average shares
Basic	14,949	-	13,628	-
Diluted	14,949	-	13,628	-

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(3,092)	$(3,539)	$(12,343)	$(8,362)
Other comprehensive loss, before related income taxes:
Unrealized losses on available-for-sale securities	(147)	-	(231)	-
Total other comprehensive loss	$(3,239)	$(3,539)	$(12,574)	$(8,362)

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Redeemable Sky Series B		Class A		Class B		Additional		Accumulated Other	Total		Non-
	Preferred Units		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Members	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Equity	Interests	Equity
Balance at December 31, 2021	-	$54,029	-	$-	-	$-	$-	$-	$-	-	$16,931	$-	$16,931
Sky incentive compensation prior to recapitalization	-	-	-	-	-	-	-	-	-	-	23	-	23
Net income (loss) prior to recapitalization	-	-	-	-	-	-	-	-	-	-	(1,247)	-	(1,247)
Yellowstone Transaction and recapitalization, See Note 3	-	(54,029)	14,937,581	1	42,192,250	4	28,681	-	-	28,686	(15,707)	81,024	94,003
Sky incentive compensation following recapitalization	-	-	-	-	-	-	-	-	-	-	-	63	63
Net income (loss) following recapitalization	-	-	-	-	-	-	-	(15,763)	-	(15,763)	-	(2,504)	(18,267)
Balance at March 31, 2022	-	-	14,937,581	1	42,192,250	4	28,681	(15,763)	-	12,923	-	78,583	91,506
Share-based compensation	-	-	-	-	-	-	160	-	-	160	-	-	160
Sky incentive compensation	-	-	-	-	-	-	-	-	-	-	-	85	85
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(84)	(84)	-	-	(84)
Net income (loss)	-	-	-	-	-	-	-	12,665	-	12,665	-	(2,402)	10,263
Balance at June 30, 2022	-	-	14,937,581	1	42,192,250	4	28,841	(3,098)	(84)	25,664	-	76,266	101,930
Share-based compensation	-	-	-	-	-	-	298	-	-	298	-	-	298
Sky incentive compensation	-	-	-	-	-	-	-	-	-	-	-	85	85
Issuance of initial commitment shares	-	-	25,000	-	-	-	112	-	-	112	-	-	112
Exercise of warrants	-	-	250	-	-	-	3	-	-	3	-	-	3
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(147)	(147)	-	-	(147)
Net income (loss)	-	-	-	-	-	-	-	(613)	-	(613)	-	(2,479)	(3,092)
Balance at September 30, 2022	-	$-	14,962,831	$1	42,192,250	$4	$29,254	$(3,711)	$(231)	$25,317	$-	$73,872	$99,189

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Redeemable Series B		Class A		Class B		Additional		Accumulated Other	Total		Non-	Total
	Preferred Units		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Members	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Equity	Interests	(Deficit)
Balance at December 31, 2020	-	$-	-	$-	-	$-	$-	$-	$-	-	$(6,509)	$-	$(6,509)
Gain on extinguishment of related party loan, net of repurchase of membership interests	-	-	-	-	-	-	-	-	-	-	5,621	-	5,621
Conversion of SH I loan to equity	-	-	-	-	-	-	-	-	-	-	1,250	-	1,250
Issuance of Sky Series A Preferred Units, net of equity issuance costs	-	-	-	-	-	-	-	-	-	-	29,683	-	29,683
Net loss	-	-	-	-	-	-	-	-	-	-	(2,046)	-	(2,046)
Balance at March 31, 2021	-	-	-	-	-	-	-	-	-	-	27,999	-	27,999
Equity issuance costs	-	-	-	-	-	-	-	-	-	-	(7)	-	(7)
Sky incentive compensation	-	-	-	-	-	-	-	-	-	-	51	-	51
Net loss	-	-	-	-	-	-	-	-	-	-	(2,778)	-	(2,778)
Balance at June 30, 2021	-	-	-	-	-	-	-	-	-	-	25,265	-	25,265
Issuance of Sky Redeemable Series B Preferred Units, net of equity issuance costs	-	54,029	-	-	-	-	-	-	-	-	-		-
Issuance of Warrants	-	-	-	-	-	-	-	-	-	-	290	-	290
Equity issuance costs	-	-	-	-	-	-	-	-	-	-	(4)	-	(4)
Sky incentive compensation	-	-	-	-	-	-	-	-	-	-	81	-	81
Net loss	-	-	-	-	-	-	-	-	-	-	(3,539)	-	(3,539)
Balance at September 30, 2021	-	$54,029	-	$-	-	$-	$-	$-	$-	$-	$22,093	$-	$22,093

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(12,343)	$(8,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	447	865
Straight-line rent adjustments, net	14	(92)
Loss on extinguishment of related party loan payable	-	250
Equity-based compensation	826	131
Loss on impairment of long-lived assets	248	-
Non-cash operating lease expense	1,451	2,039
Unrealized gain on warrants	(2,904)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,768)	(716)
Right-of-use asset initial direct costs	(9,555)	-
Accounts payable, accrued expenses and other liabilities	(1,698)	1,159
Net cash used in operating activities	(25,282)	(4,726)

Cash flows from investing activities:
Purchases of long-lived assets	(645)	(150)
Payments for cost of construction	(35,597)	(5,479)
Issuance of notes receivable	(1,955)	-
Purchases of available for sale investments	(29,996)	-
Purchases of held-to-maturity investments	(193,822)	-
Proceeds from held-to-maturity investments	48,466	-
Net cash used in investing activities	(213,549)	(5,629)

Cash flows from financing activities:
Proceeds from issuance of Sky Series A Preferred Units	-	30,000
Proceeds from issuance of Sky Series B Preferred Units and Warrants	-	55,000
Proceeds from issuance of BOC PIPE	45,000	-
Proceeds from Yellowstone trust	15,691	-
Proceeds from exercise of warrants	3	-
Payments for equity issuance costs	(9,153)	(1,076)
Payments for debt issuance costs	-	(5,778)
Refund of debt issuance costs	1,249	-
Payment of loan payable and redemption of Sky membership interest	-	(5,221)
Payments of loans payable	-	(13,831)
Proceeds of bonds payable	-	166,589
Proceeds of loans payable	-	1,010
Proceeds of loans payable to related parties	-	630
Net cash provided by financing activities	52,790	227,323

Net (decrease) increase in cash and restricted cash	(186,041)	216,968

Cash and restricted cash, beginning of year	203,935	72

Cash and restricted cash, end of period	$17,894	$217,040

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

As a result of the closing of the Yellowstone Transaction, and collectively with the other transaction described in the Equity Purchase Agreement, the Company was reorganized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Common Units”). As of the Closing Date, SHG owned approximately 26.1% of the common units of Sky (the “Sky Common Units”), and the prior holders of Sky’s Existing Common Units (the “LLC Interests”) owned approximately 73.9% of the Sky Common Units and control the Company through their ownership of the Class B Common Stock, $0.0001 par value (“Class B Common Stock”) of the Company. As of September 30, 2022, the Company and the LLC Interests owned approximately 26.1% and 73.9% of Sky Common Units, respectively. See Notes 2 and 3 for additional discussion related to the Yellowstone Transaction.

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

Certain historical amounts have been reclassified to conform to the current year’s presentation, including salaries, wages, and benefits associated with operations personnel employed at the Company's hangar development sites. $54 and $123 of amounts previously classified within general and administrative expenses on the consolidated statement of operations for the three and nine months ended September 30, 2021, respectively, have been reclassified to operating expenses. This reclassification had no effect on total expenses, net loss, net loss per common share and had no impact on the Company’s consolidated balance sheets, statement of stockholders’ equity and statement of cash flows for the prior year period.

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

Thus, the financial statements included in this quarterly report for the three and nine months ended September 30, 2022 reflect (i) the historical operating results of Sky prior to the Yellowstone Transaction; (ii) the combined results of Sky and SHG from the date of the Yellowstone Transaction; and (iii) the net assets of SH (formerly Yellowstone) were stated at historical cost, with no goodwill or other intangible assets recorded.

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

Pursuant to the Company’s bond offering described in Note 8, various restricted trust bank accounts were established. Such trust bank accounts are included in Restricted cash and Restricted investments on the consolidated balance sheet as of September 30, 2022 and December 31, 2021.

Investments

Investments of the Company's cash in various U.S. Treasury securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Such investments amounted to $29,765 as of September 30, 2022, of which $15,009 will mature in one year or less, and $14,756 will mature in one through five years.

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

The Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. The carrying amount of such investments was $145,322 on September 30, 2022, of which $107,580 will mature in one year or less, and $37,742 will mature in one through five years.

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

Constructed assets, net

Constructed assets on the consolidated balance sheets consists principally of developed airplane hangar buildings, and are carried at cost less accumulated depreciation. Once a capital project is complete, the Company begins to depreciate the constructed asset on a straight-line basis over the lesser of the life of the asset or the remaining term of the related ground lease, including expected renewal terms. Constructed assets, net, as of September 30, 2022 and December 31, 2021 consists of the Sugar Land Phase I project, which is being depreciated over approximately 28 years.

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

Leases

The Company accounts for leases under Accounting Standards Codification (“ASC”) Topic 842, Leases. The Company determines whether a contract contains a lease at the inception of the contract. ASC Topic 842 requires lessees to recognize lease liabilities and right-of-use (“ROU”) assets for all operating leases with terms of more than 12 months on the consolidated balance sheets. The Company has made an accounting policy election to not recognize leases with an initial term of 12 months or less on the Company’s consolidated balance sheets and will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. When management determines that it is reasonably certain that the Company will exercise its options to renew the leases, the renewal terms are included in the lease term and the resulting ROU asset and lease liability balances.

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

Equity issuance costs

The Company accounts for equity issuance costs as an asset within prepaid expenses and other assets on the consolidated balance sheets until the related equity financing is obtained, and then reclassifies such costs as a reduction in equity. As of December 31, 2021, the Company had $2,696 of equity issuance costs included within prepaid and other assets which were subsequently reclassified as part of accounting for the Yellowstone Transaction. As of September 30, 2022, there were no equity issuance costs included within prepaid expenses and other assets.

Revenue recognition

The Company leases the hangar facilities that it constructs to third parties. The lease agreements are either on a month-to-month basis or have a defined term and may have options to extend the term. Some of the leases contain options to terminate the lease by either party with given notice. There are no options given to the lessee to purchase the underlying assets. Rental revenue is recognized in accordance with ASC Topic 842, Leases (see Note 7) and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease and (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the common area maintenance and operating expenses of the property and are recognized in the same period as the expenses are incurred. As of September 30, 2022 and December 31, 2021, the deferred rent receivable included in prepaid expenses and other assets was $73 and $103, respectively.

The Company evaluates the collectability of tenant receivables for payments required under the lease agreements. If the Company determines that collectability is not probable, the Company recognizes any difference between revenue amounts recognized to date under ASC 842 and payments that have been collected from the lessee, including security deposit amounts held, as a current period adjustment to rental revenue. There were no adjustments to rental revenue for uncollectible tenant rental payments in either of the three and nine months ended September 30, 2022 or 2021.

For the three months ended September 30, 2022 and 2021, the Company derived approximately 82% and 90% of its revenue from two tenants, respectively. For the nine months ended September 30, 2022 and 2021, the Company derived 87% and 89% of its revenue from two tenants, respectively. Such tenants have ongoing leases with the Company which expire in December 2023 and November 2025, respectively.

Operating Expenses

For the three and nine months ended September 30, 2022, operating expenses within the consolidated statements of operations includes operating lease expense of $904 and $2,797, respectively. For the three and nine months ended September 30, 2021, operating expense includes operating lease expense of $935 and $2,807, respectively. General and administrative expenses on the consolidated statements of operations also includes $22 and $58 of operating lease expense for the three and nine months ended September 30, 2022, respectively and $17 and $34 of operating lease expense for the three and nine months ended and September 30, 2021, respectively.

Advertising Costs

The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing costs recognized as general and administrative expenses totaled $42 and $268 for three and nine months ended September 30, 2022, respectively. Advertising and marketing costs recognized as general and administrative expenses totaled $106 and $252 for the three and nine months ended September 30, 2021, respectively.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three and nine months ended September 30, 2022. The effective income tax rate for the three and nine months ended September 30, 2022 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

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

The following table reconciles the elements of the Yellowstone Transaction to the consolidated statements of changes in equity for the nine months ended September 30, 2022:

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

As of September 30, 2022, no transactions occurred that would result in a cash tax savings benefit that would trigger the recording of a liability under the terms of the Tax Receivable Agreement.

4.	Cost of Construction and Constructed Assets

The Company’s portfolio as of September 30, 2022 includes the following development projects:

●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);
●	Nashville International Airport ("BNA"), Nashville, TN;
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ; and
●	Addison Airport (“ADS”), Addison, TX (Dallas area).

Constructed assets, net, and cost of construction, consists of the following:

	September 30, 2022	December 31, 2021
Constructed assets, net of accumulated depreciation:
Buildings, SGR (Phase I)	$15,079	$15,079
Accumulated depreciation	(988)	(579)
	$14,091	$14,500
Cost of construction:
OPF; BNA; APA; DVT; ADS	$66,654	$25,034

Depreciation expense for the three months ended September 30, 2022 and 2021 totaled $135 and $135, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 totaled $409 and $404, respectively.

5.	Long-lived Assets

Long-lived assets, net, consists of the following:

	September 30, 2022	December 31, 2021
Equipment	$841	$200
Software	-	247
	841	447
Accumulated depreciation	(73)	(38)
	$768	$409

Depreciation expense for the nine months ended September 30, 2022 and 2021 totaled $38 and $22, respectively. Depreciation expense for the three months ended September 30, 2022 and 2021 totaled $13 and $8, respectively. As of September 30, 2022 and December 31, 2021, equipment included approximately $575 and $0, respectively, of purchase deposits towards ground support equipment which are not being depreciated as the assets have not been placed into service.

In June 2022, the Company evaluated the development progress related to its smart hangar app. This evaluation included the decision to abandon previous software development efforts and the transition of development efforts to a new third-party development company. In connection with this evaluation, the Company determined that previously capitalized software costs associated with the abandoned development were not recoverable and recognized an impairment loss of $248 during the nine months ended September 30, 2022.

6.	Supplemental Balance Sheet and Cash Flow Information

Prepaid expenses and other assets

In July 2022, the Company entered into a vendor agreement to acquire construction materials related to the Company's development projects (the “Vendor Agreement”). In connection with the Vendor Agreement, the Company entered into a revolving line of credit loan and security agreement (the "Vendor Loan Agreement"), whereby the Company agreed to provide up to $2.5 million of availability under a revolving credit line to fund the working capital requirements of the vendor, of which $2.0 million was loaned to the vendor during the three and nine months ended September 30, 2022. The Vendor Loan Agreement matures in July 2029 and initially bears interest at a rate of 5% per annum for the first year, and increases by 1% per annum each year on the anniversary date of the Vendor Loan Agreement until its maturity.

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	September 30, 2022	December 31, 2021
Costs of construction	$9,678	$3,450
Employee compensation and benefits	1,822	2,497
Interest	1,735	2,063
Professional Fees	1,785	2,048
Other	729	901
	$15,749	$10,959

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Nine months ended
	September 30, 2022	September 30, 2021
Accrued costs of construction, including capitalized interest	$10,121	$5,485
Accrued debt issuance costs	-	293
Accrued equity issuance costs	1,500	1,334
Debt issuance costs and premium amortized to cost of construction	228	920
Net gain on extinguishment of related party notes	-	5,371
Settlement of related party note payable by issuing equity	-	1,250

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Nine months ended
	September 30, 2022	September 30, 2021
Right-of-use assets obtained in exchange for operating lease liabilities	$2,876	$25,847
Net decrease in right-of-use assets and operating lease liabilities due to lease remeasurement	(12,189)	-

The following table summarizes interest paid:

	Nine months ended
	September 30, 2022	September 30, 2021
Interest paid	$5,533	$795

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Nine months ended
	September 30, 2022	September 30, 2021
Cash, beginning of year	$6,805	$-
Restricted cash, beginning of year	197,130	72
Cash and restricted cash, beginning of year	$203,935	$72

Cash, end of period	$730	$9,481
Restricted cash, end of period	17,164	207,559
Cash and restricted cash, end of period	$17,894	$217,040

7.	Leases

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

The Company’s lease population does not include any residual value guarantees, and therefore none were considered in the calculation of the ROU and operating lease liability balances. The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for both of the three and nine month periods ended September 30, 2022 and 2021. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 15.

The Company’s ground leases have remaining terms ranging between 26 to 74 years, including options for the Company to extend the terms. These leases expire between 2049 and 2097, which include all lease extension options available to the Company. Certain of the Company's ground leases contain options to lease additional parcels of land at the Company's option within a specified period of time.

The Company’s ground lease at OPF was entered into in May 2019 through its wholly owned subsidiary, Sky Harbour Opa Locka Airport LLC (“SHOLA”), with AA Acquisitions LLC (“AA”). AA is the master ground lessee of Miami Dade County (“MDC”), the ultimate landowner. On April 29, 2022, the Company, through a wholly-owned subsidiary outside the Obligated Group (as defined in Note 8), purchased AA’s underlying interest in the ground lease for approximately $8.5 million and now leases the OPF property directly from MDC (the “OPF Lease Transaction”). The OPF Lease Transaction also required the Company to pay approximately $1.0 million in assignment fees to MDC, which, along with the $8.5 million purchase price, were recognized as initial direct costs and presented as a component of right-of-use assets. Following the OPF Lease Transaction, SHOLA continues to be obligated under the existing sublease but to an affiliate within the Company. The OPF Lease Transaction extends the term of the lease at OPF for the Company to approximately 57 years. The Company has accounted for the OPF Lease Transaction as a lease modification requiring remeasurement and remeasured the right-of-use asset and operating lease liability utilizing the Company’s incremental borrowing rate as of the date of remeasurement. As a result of the remeasurement, non-cash subtractions to the right-of-use asset and operating lease liability of $12,289 were recorded during April 2022.

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

In addition to the Company’s ground leases, the company has operating leases for office space and a ground support vehicle.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Nine months ended
	September 30,	September 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases as lessee	$1,384	$831

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term	September 30, 2022	December 31, 2021
Operating leases as lessee (in years)	55.60	54.39

Weighted Average Discount Rate
Operating leases as lessee	4.6%	4.4%

The Company’s future minimum lease payments required under leases as of  September 30, 2022 were as follows:

Year Ending December 31,	Operating Leases
2022 (remainder of year)	$420
2023	1,949
2024	2,128
2025	2,176
2026	2,188
Thereafter	196,878
Total lease payments	205,739
Less imputed interest	(153,275)
Total	$52,464

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

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  September 30, 2022:

Year Ending December 31,	Operating Leases
2022 (remainder of year)	$443
2023	1,788
2024	824
2025	566
2026	-
Thereafter	-
Total lease payments	3,621
Less rent concessions to be applied at Company’s discretion	(214)
Total	$3,407

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

The bond trustee established various restricted bank accounts which were initially funded with the bond proceeds and cash on hand. The bond trustee will continue to control the Borrowers’ cash receipts and disbursements under a Trust Agreement. Such restricted funds are available to fund the construction expenditures of the two phases of OPF, BNA, DVT, and APA, and SGR Phase II, and, with certain approvals and supplemental reports, up to $50 million at other airport sites, in addition to certain operating expenses such as ground lease expense. These accounts also include funds to pay debt service through the end of construction at each site and various reserve funds such as a ramp-up reserve, debt service reserve, and a maintenance reserve fund. Such trust bank accounts total approximately $161.3 million, of which $16.0 million and $145.3 million and are included in Restricted cash and Restricted investments, respectively, on the consolidated balance sheet as of September 30, 2022.

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

The following table summarizes the Company’s Bonds payable as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(6,002)
Accumulated amortization of debt issuance costs and bond premium	320	92
Total Bonds payable, net	$162,156	$160,679

In connection with the issuance of the Bonds Payable, the Company recognized debt issuance costs totaling $6 million which are being amortized into interest using the effective interest method over the life of the bonds. Interest that is incurred at the stated interest rate of the bonds, as well as the amortization of bond premium and amortization of debt issuance costs are capitalized and added to the cost of construction on the consolidated balance sheet. During the three months ended September 30, 2022, the Company received a refund of approximately $1.2 million of debt issuance costs associated with the issuance of the Bonds Payable, and recognized the refund as a reduction of debt issuance costs. See Interest, below.

Loans payable

In connection with two of its development projects, Sky had two secured construction loans that were outstanding through the loans’ respective payoff dates of August 11, 2021 and September 3, 2021.

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

Interest

The following table sets forth the details of interest expense:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest	$1,735	$589	$5,205	$1,402
Amortization of bond premium and debt issuance costs	75	296	228	1,359
Total interest incurred	1,810	885	5,433	2,761
Less: capitalized interest	(1,810)	(566)	(5,433)	(1,601)
Interest expense	$-	$319	$-	$1,160

9.	Warrants

As part of Yellowstone’s initial public offering, Yellowstone issued to third-party investors 6,799,439 warrants which entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). In addition, 7,719,779 private placement warrants were sold to the Sponsor (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. Following the Yellowstone Transaction, the Warrants remain outstanding under the same terms and conditions to purchase shares of the Company’s Class A Common Stock. As of September 30, 2022, 6,799,189 and 7,719,779 Public and Private Warrants remain outstanding, respectively.

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

The closing price of the Public Warrants was $0.35 and $0.55 per warrant on September 30, 2022 and the Closing Date, respectively. The aggregate fair value of the Warrants was approximately $5.1 million and $8.0 million as of September 30, 2022 and the Closing Date, respectively. The Company recorded an unrealized gain of approximately $1.5 million during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recorded an unrealized gain of approximately $2.9 million, reflecting the change in fair value of the Warrants from the Closing Date through September 30, 2022.

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

As of September 30, 2022, there were 14,962,831 and 42,192,250 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

Common Stock Purchase Agreement

On August 18, 2022, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Stock Purchase Agreement, subject to the conditions and limitations set forth therein, the Company has the right, but not the obligation, from time to time at the Company's sole discretion over a 36-month term of the Stock Purchase Agreement, to direct B. Riley to purchase up to 10 million shares of the Company's Class A Common Stock in the aggregate.

Under the Stock Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present B. Riley with a purchase notice (each, a "VWAP Purchase Notice"), directly B. Riley (as principal) to purchase a specified amount of shares not to exceed the lesser of (i) one million shares of Common Stock and (ii) 20% of the total aggregate number (or volume) of shares of Class A Common Stock traded on the NYSE American at a price(the "VWAP Purchase Price") equal to the product of 0.97 and the VWAP of the Company's Class A Common Stock on the applicable date for each VWAP Purchase Notice, subject to certain limitations contained in the Stock Purchase Agreement. Sales of Class A Common Stock pursuant to the Stock Purchase Agreement, and the timing of any such sales, are solely at the discretion of the Company, and the Company is under no obligation to sell any securities to B. Riley under the Stock Purchase Agreement.

In consideration for entering into the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company issued to B. Riley 25,000 shares of Class A Common Stock as initial commitment shares and will issue up to an aggregate of 75,000 shares of its Class A Common Stock as additional commitment shares if certain conditions and milestones are met. The Company recognized expense associated with the issuance of such commitment shares of $112 during the three and nine months ended September 30, 2022 based on the fair value of the Company's Class A Common Stock on the date of issuance.

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of September 30, 2022 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may, following the expiration of an applicable lock-up period, exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares on the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of September 30, 2022, the LLC interests owned approximately 73.9% of the Sky Common Units outstanding.

11.	Equity Compensation

Restricted Stock Units (“RSUs”)

In May 2022, the Company granted time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan. A total of 721,000 of time-based awards were granted, which will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on May 16, 2026. During the three and nine months ended September 30, 2022, the Company recognized stock compensation expense of $298 and $458, respectively. As of September 30, 2022, there are approximately 631,000 non-vested RSUs outstanding with a weighted average grant date fair value of $7.74. The unrecognized compensation costs associated with all unvested RSUs at September 30, 2022 was $4,426.

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

Fair value of total equity	$62,287,970
Term (in years)	5
Risk-free interest rate	0.84%
Volatility	57%

Below is a summary of activity related to the Sky Incentive Units for the nine months ended September 30, 2022:

	Sky Incentive	Weighted-average grant
	Units	date fair value
Sky units outstanding as of December 31, 2021 (as previously presented)	3,951	$318.44
Sky units outstanding as of December 31, 2021 (recast for recapitalization)	2,807,750	$0.45
Granted	-	-
Forfeitures	-	-
Sky units outstanding as of September 30, 2022	2,807,750	$0.45

Vested Units outstanding as of September 30, 2022	1,054,293	$0.45
Non-vested Units outstanding as of September 30, 2022	1,753,457	$0.45

The Company recognizes equity-based compensation expense on a straight-line basis over the requisite service period and has elected to account for forfeitures of Sky Incentive Units if and when they occur. The Company recorded equity-based compensation expense relating to Sky Incentive Units of $85 and $256 for the three and nine months ended September 30, 2022, respectively, which is recorded within General and Administrative Expenses within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. The Company recorded equity-based compensation expense relating to Sky Incentive Units of $81 and $132 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was $785 of total unrecognized compensation expense that is expected to be recognized over a weighted-average future period of 2.5 years.

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

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented. For the three and nine months ended September 30, 2021, the membership structure of Sky solely included holders of Sky Common Units that received an equivalent number of Class B Common Stock following the Yellowstone Transaction, and there were no holders that received Class A Common Stock. As the shares of Class B Common Stock are not participating securities, presentation of net loss per share for the three and nine month periods ended September 30, 2021 would not be meaningful to the users of these condensed consolidated financial statements, and such information has not been presented.

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Numerator:
Net loss	$(3,092)	$(12,343)
Less: Net loss attributable to non-controlling interests	(2,479)	(8,632)
Basic and diluted net loss attributable to Sky Harbour Group Corporation shareholders	$(613)	$(3,711)

Denominator:
Basic and diluted weighted average shares outstanding	14,949	13,628

Loss per share of Class A Common Stock – Basic and diluted	$(0.04)	$(0.27)

Potentially dilutive shares associated with the outstanding Warrants were antidilutive for the three and nine months ended  September 30, 2022 due to the Company’s net loss position. Thus, 14,518,968 shares issuable upon the exercise of the Warrants were excluded from the calculation of diluted weighted average shares outstanding and diluted loss per share for the three and nine months ended September 30, 2022. 631,000 antidilutive shares associated with the Company's restricted stock units were excluded from the calculation for the three and nine months ended September 30, 2022 due to the Company's net loss position.

13.	Financial Instruments

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	September 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$730	$730	$730	$-	$-
Restricted cash	17,164	17,164	17,164	-	-
Investments	29,765	29,765	29,765	-	-
Restricted investments	145,322	142,836	142,836	-	-
	$192,981	$190,495	$190,495	$-	$-

Liabilities
Bonds payable	$162,156	$131,151	$-	$131,151	$-
Warrants liability	5,082	5,082	2,380	2,702	-
	$167,238	$136,233	$2,380	$133,853	$-

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$6,805	$6,805	$6,805	$-	$-
Restricted cash	197,130	197,130	197,130	-	-
	$203,935	$203,935	$203,935	$-	$-

Liabilities
Bonds payable	$160,679	$173,093	$-	$173,093	$-
	$160,679	$173,093	$-	$173,093	$-

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

Loans payable to Related parties

Sky previously was party to a loan from a company owned by its former majority member. The loan payable bore interest at an annual rate of 5.50% and all interest was PIK interest. On March 12, 2021, pursuant to a Redemption Agreement between Sky and the former majority member, the loan was cancelled and all of the membership interests held by the former majority member were redeemed in exchange for a sum of $5.1 million, plus a Reimbursement and Indemnity Agreement from Sky and the Founder and CEO. Sky recorded a gain on extinguishment of this related party loan payable of $5.6 million, net of related expenses of $0.15 million and net of redemption of membership interests. The gain was recognized as a deemed contribution to stockholders’ equity on the consolidated balance sheet. Interest incurred on the loan payable to for the three and nine months ended September 30, 2021 totaled $0 and $120, respectively.

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

Services

For the three and nine months ended September 30, 2022, the Company paid $40 and $85 respectively, for consulting services, to a company that employed the chief financial officer until prior to July 1, 2021. The Company paid $30 and $92 during the three and nine months ended September 30, 2021 to the same company.

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged per flight hour of use along with all direct operating costs. Additionally, the Company will also incur the pro rata share of maintenance, overhead and insurance costs of the aircraft. For the three and nine months ended September 30, 2022, the Company recognized $50 and $134 of expense, respectively, within General and administrative expense under the terms of this agreement, and the related liability is included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of September 30, 2022.

15.	Commitments and Contingencies

In addition to the lease payment commitments discussed in Note 7, the ground leases to which the Company is a party contain covenants that require the Company to conduct construction of hangar facilities on the leased grounds within a certain period and in some cases, to spend a minimum dollar amount.

With respect to the Company’s SGR Phase II project, the Company is subject to requirements that define (i) a minimum improvement amount of $2.0 million and (ii) that related construction commence by October 2023. If these conditions are not met or otherwise waived or amended, the ground lease for the parcels designated for the SGR Phase II project will automatically terminate.

The APA Lease requires the Company to improve the property in accordance with a development plan included in the lease and to complete such improvements within 24-months of the issuance of permitting documents. The APA Phase I project is still in the permitting phase.

The DVT Lease requires approximately $15.3 million and $14.6 million of improvements to be made for Phase I and for Phase II, if such option is exercised, respectively, within 12-months after receiving permitting documents for each Phase, but in no event later than May 2026. The Company is still in the permitting phase of its DVT Phase I project.

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

16.	Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Unrealized loss on Available-for-sale Securities	Total
Balance as of December 31, 2021	$-	$-
Other comprehensive loss	231	231
Balance as of September 30, 2022	$231	$231

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities Exchange Commission (the “SEC”) on March 28, 2022 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov. As described in Note 1 to the accompanying consolidated financial statements, the comparative period for the results of operations included herein are of Sky Harbour, LLC for the three and nine months ended September 30, 2021.

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

•	the effects of general economic conditions, including inflation, rising interest rates, and availability of construction materials and labor for our development projects;

•	our limited operating history makes it difficult to predict future revenues and operating results;

•	our ability to implement our construction costs mitigation strategies;

•	changes in applicable laws or regulations;

•	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and

•	our financial performance.

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

The physical footprint of the US business aviation fleet grew by almost 28,000,000 square feet in the ten years preceding the Covid-19 pandemic, with hangar supply lagging dramatically, especially in key growth markets. The post-pandemic surge in consumption of private aviation services is driving accelerated fleet growth, further widening the supply-demand gap. The constant increase in average aircraft length and wingspan, and historically low retirements of the oldest business jets in the US fleet, suggest that 2022 may see the most dramatic footprint growth of the US business aviation fleet on record. Data from the major business aviation OEMs suggest that order backlog for new business aviation aircraft is almost $47 billion, with one OEM forecasting an industry-wide outlook of up to 8,500 new business jet deliveries over the next decade. Reported business aircraft activity increased 12.3% for the eight months ended August 31, 2022 as compared to pre-pandemic activity during the same period in 2019.

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

The table below presents certain information with respect to our portfolio as of September 30, 2022.

●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);
●	Nashville International Airport ("BNA"), Nashville, TN;
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ; and
●	Addison Airport ("ADS"), Addison, TX (Dallas area).

		Scheduled		Estimated Total
		Construction	Scheduled	Construction Cost[1]
Facility	Status	Start	Completion Date	($mm)	Hangars	Square Footage
SGR Phase I	Complete	Complete	Complete	$15.1	7	66,080
SGR Phase II	Predevelopment	October 2023	January 2025	10.3 - 12.0	4	58,400
OPF Phase I	In Construction	August 2021	November 2022	31.2 - 33.2	12	160,092
OPF Phase II	Predevelopment	December 2022	March 2024	28.1 - 32.7	7	102,077
BNA Phase II	In Construction	July 2021	October 2022	25.8 - 26.8	10	149,069
APA Phase I	In Construction	August 2022	November 2023	37.2 - 43.2	9	133,530
APA Phase II	Predevelopment	August 2023	November 2024	28.6 - 33.2	9	103,400
DVT Phase I	In Design	December 2022	March 2024	32.5 - 37.8	8	115,864
DVT Phase II	Predevelopment	November 2023	February 2024	28.2 - 32.8	8	105,000
ADS Phase I	Predevelopment	January 2023	April 2024	24.4 - 28.3	6	104,600
Total				$261.4 - 295.1	80	1,098,112

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

On October 27, 2022, we substantially completed the construction of its BNA Phase II development project. We expect that our total construction costs associated with this project to be slightly less than our initial estimated construction cost. In connection with the substantial completion of our BNA HBS campus, the tenant leases associated with our constructed hangars will commence starting in November 2022.

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

Ground Lease Expense

One of our largest expenses is the lease payments under our ground leases. For the nine months ended September 30, 2022 and 2021, our operating lease expense for ground leases was $2.8 million and $2.8 million, respectively. As we enter into new ground leases at new airport sites, our payments to airport landlords will continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively.

Interest Expense

Economic conditions and actions by policymaking bodies are contributing to rising interest rates, which, along with increases in our borrowing levels, could increase our future borrowing costs. We expect to issue additional private activity bonds (see Private Activity Bonds, below) to finance future site developments and higher interest rates would impact our overall economic performance. In addition, we are subject to credit spreads demanded by fixed income investors. As a non-rated issuer, increases in general of credit spreads in the market, or for us, may result in a higher cost of borrowing in the future. We intend to access the bond market on an opportunistic basis. In addition, we may hedge against rising benchmark interest rates by entering into hedging strategies with high quality counterparties.

General and Administrative Expenses

The general and administrative expenses reflected in our statement of operations are reflective of the professional, legal and consulting fees, payroll costs, and other general and administrative expenses, including those necessary to support our business as a public company such as expenses associated with corporate governance, SEC reporting, and other compliance matters. While we expect that our general and administrative expenses will rise in some measure as our portfolio of campuses grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies, economies of scale, insourcing of job functions, and cost control measures.

Construction Material Costs and Labor

When constructing our HBS campuses, we use various materials and components. We generally contract for our materials and labor under guaranteed maximum price contracts upon receipt of building permits. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on an HBS campus and the time it is completed. Typically, the materials and most of the components used to construct our HBS campuses are readily available in the United States. In addition, the majority of our materials are supplied to us by our contractors and is included in the price of our contract with such contractors. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in steel, concrete, and labor.

In late August 2022, we received revised final construction bids related to our APA Phase I and DVT Phase I HBS campus development projects. The final bids received were both meaningfully higher than our original price estimates due to spikes in both construction material and labor costs, along with decreased labor availability. We have updated our estimates for total construction costs for all future projects to reflect these price spikes. We believe that recent inflationary pressures and market conditions will lead to continued increases in construction costs as well as market rental rates for hangars within our HBS campus development projects. However, there can be no assurance that we will be able to increase the lease rates for the hangars within our HBS campuses to absorb these increased costs and/or delays, if at all.

We intend to continue to aggressively take action to mitigate these inflationary pressures, reduce construction costs, and shorten development schedules, both in the near term at our APA Phase I and DVT Phase I development projects, and in the long term at future projects. We structure our guaranteed maximum price construction contracts with shared savings clauses to incentivize the general contractors to reduce construction costs. At our SGR Phase I development project, our total construction costs were lower than both our original pricing estimate and the project’s contracted guaranteed maximum price, and, despite the current environment, we expect that the total construction costs at our BNA Phase II and OPF Phase I HBS campus development projects will be completed slightly below our original estimates for each project. In July 2022, we entered an exclusive strategic vendor partnership with a metal building and hangar door manufacturer that we expect to result in a reduction in the cost of the metal building and hangar door components at all future HBS campuses. As our strategic partnership grows, we expect this vertical integration will enable us to deliver metal buildings to each development site in shorter timeframes, which we believe will reduce the overall construction duration of each development project. No assurance can be given that our cost mitigation strategies will be successful, the costs of our projects will not exceed budgets or the guaranteed maximum price for such projects, or that the completion will not be delayed beyond the projected completion dates.

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

We consummated the Yellowstone Transaction on January 25, 2022, to raise additional equity capital to, along with potential future bond and further equity issuances, begin to fund additional airport campuses and reach up to 20 airport campuses over the next several years. On average, each new future campus is composed of an average of 10-20 hangars and is expected to cost approximately $40 million per campus, with 60% or more to be funded with additional public activity bonds (the “PABs”). All these future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

The cumulative 20 airport site business plan is estimated to cost approximately $1.1 billion, with approximately 65 to 75% anticipated from long term PABs and the balance with equity or equity linked financing. The equity portion of this business plan has been partially funded upon the closing of the Yellowstone Transaction, which included an additional $45 million equity investment from Boston Omaha through the BOC PIPE.  Our ability to raise additional equity and/or debt financing will be subject to a number of risks, including our ability to obtain financing upon reasonable terms, if at all, costs of construction, delays in constructing new facilities, operating results, and other risk factors. In the event that we are unable to obtain additional financing, we may be required to raise additional equity capital, creating additional dilution to existing stockholders. There can be no assurance that we would be successful in raising such additional equity capital on favorable terms, if at all.  Even if we can obtain such additional equity financing if needed, there can be no assurance that we would be successful in raising such additional financing on favorable terms, if at all.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Three months ended
	September 30, 2022	September 30, 2021	Change
Revenue:
Rental revenue	$431	$402	$29
Total revenue	431	402	29

Expenses:
Operating	1,228	1,139	89
Depreciation	148	143	5
General and administrative	3,599	2,340	1,259
Total expenses	4,975	3,622	1,353

Other (income) expense:
Interest expense, net of capitalized interest	-	319	(319)
Unrealized (gain) loss on warrants	(1,452)	-	(1,452)
Total other (income) expense	(1,452)	319	(1,771)

Net income (loss)	$(3,092)	$(3,539)	$447

Revenues

Revenues increased $29, or 7%, primarily as a result of additional tenant leases commencing at SGR during the third quarter of 2022.

Operating Expenses

Operating expenses increased $89, or 8%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase reflects higher operating costs as we prepare to commence operations at our BNA and OPF campuses in the fourth quarter of 2022. Salaries, wages, and benefits associated with our campus personnel increased by $124, primarily driven by headcount increases at our BNA and OPF campuses. These increases were offset by a $32 decrease in ground lease expense, primarily driven by lower lease costs due to the OPF Lease Transaction (see Note 7) executed in the second quarter of 2022.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2022, and 2021 was $148 and $143, respectively. The increase reflects the placement of additional ground support equipment into service during the third quarter of 2022.

General and Administrative Expenses

For the three months ended September 30, 2022, general and administrative expenses increased by $1,259 as compared to the three months ended September 30, 2021, primarily due to $664 increase in other administrative expenses, driven by increases in insurance, franchise taxes, and computer and software expenses. Salaries, wages, and benefits increased by $407, largely attributable to an increase in full-time and contracted employees. The increase also reflects the implementation of stock and cash incentive compensation programs instituted to attract and retain talented human capital. Marketing and other pursuit costs increased $219 year-over-year, reflecting our growth strategy in securing airport site acquisitions and potential tenants. These increases were offset by a $31 decrease in professional fees, which was primarily driven by decreased in legal and accounting related costs due to our efforts to internalize job functions.

Other Income

Other income increased from a loss of $319 to income of $1,452 for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a $1,452 mark-to-market adjustment of the outstanding warrants at September 30, 2022. These warrants were issued by Yellowstone as part of its initial public offering. As a result, the warrants were not reflected in Sky’s financial statements for the three months ended September 30, 2021.

Results of Operations

Nine months ended September 30, 2022 Compared to the Nine months ended September 30, 2021

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Nine months ended
	September 30, 2022	September 30, 2021	Change
Revenue:
Rental revenue	$1,236	$1,187	$49
Total revenue	1,236	1,187	49

Expenses:
Operating	3,652	3,283	369
Depreciation	447	425	22
Loss on impairment of long-lived assets	248	-	248
General and administrative	12,136	4,431	7,705
Total expenses	16,483	8,139	8,344

Other (income) expense:
Interest expense, net of capitalized interest	-	1,160	(1,160)
Unrealized (gain) loss on warrants	(2,904)	-	(2,904)
Loss on extinguishment of note payable to related party	-	250	(250)
Total other (income) expense	(2,904)	1,410	(4,314)

Net loss	$(12,343)	$(8,362)	$(3,981)

Revenues

Revenues for the nine months ended September 30, 2022 were $1,236, compared to $1,187 for the nine months ended September 30, 2021. The increase primarily resulted from additional tenant leases commencing at SGR during the second and third quarters of 2022.

Operating Expenses

Operating expenses increased $369, or 11%, primarily driven by a $235 increase in salaries, wages, and benefits associated with our campus personnel. The increase was reflective of headcount increases at BNA and OPF as we prepare to commence operations at our BNA and OPF campuses in the fourth quarter of 2022, and a headcount increase at SGR to accommodate increased tenant activity. Insurance expense increased $72, primarily driven by additional policies in effect at our BNA and OPF campuses.

Depreciation Expense

Depreciation increased $22 for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase reflects the placement of additional ground support equipment into service throughout 2022.

General and Administrative Expenses

For the nine months ended September 30, 2022, and 2021, general and administrative expenses were $12,136, as compared to $4,431, respectively. The increase was primarily driven by a $4,261 increase in salaries, wages, and benefits, which is reflects an increase in full-time and contracted employees. The increase also reflects the implementation of stock and cash incentive compensation programs instituted to attract and retain employees. Other administrative expenses increased $1,679 driven primarily by insurance, franchise taxes, and computer and software expenses. Professional fees increased $1,190 due to an increase in legal, accounting, and consulting costs as compared to the prior year primarily as a result of becoming a public company. Marketing and other pursuit costs increased $575 year-over-year, reflecting our growth strategy in securing airport site acquisitions and potential tenants.

Other (Income) Expenses

Other (income) expenses increased from a $1,410 expense to $2,904 of income for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a $2,904 mark-to-market gain of the outstanding warrants at September 30, 2022. These warrants were issued by Yellowstone as part of its initial public offering. As a result, the warrants were not reflected in Sky’s financial statements for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund the construction of new assets, fund working capital and other general business needs. Our primary sources of cash include the potential issuance of equity and debt securities and rental payments from tenants. Our long-term liquidity requirements include lease payments under our ground leases with airport authorities, repaying principal and interest on outstanding borrowings, funding the construction costs of our HBS campuses (see Construction Material Costs and Labor, above) funding for operations, and paying accrued expenses.

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

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$730	$6,805
Restricted cash	17,164	197,130
Investments	29,765	-
Restricted investments	145,322	-
Total cash, restricted cash, investments, and restricted investments	$192,981	$203,935

Common Stock Purchase Agreement

On August 18, 2022, we entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to 10 million shares of our Class A Common Stock at 97% of the volume weighted average price of our Class A Common Stock calculated in accordance with the Purchase Agreement, over a period of 36 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales of Class A Common Stock are solely at our election, and we are under no obligation to sell any securities to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of our Class A Common Stock, we have issued 25,000 shares of our Class A Common Stock to B. Riley as initial commitment shares and may issue up to an aggregate of 75,000 shares of our Class A Common Stock to B. Riley as additional commitment shares if certain conditions are met.

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

Covenants in the PABs require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The PABs are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of September 30, 2022, we were in compliance with all debt covenants.

Lease Commitments

The table below sets forth certain information with respect to our future minimum lease payments required under operating leases as of September 30, 2022 (in thousands):

Amount Due
2022 (remainder of year)	$420
2023	1,949
2024	2,128
2025	2,176
2026	2,188
Thereafter	196,878
Total lease payments	205,739
Less imputed interest	(153,275)
Total	$52,464

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2022 (in thousands):

	2022
	(remainder
	of year)	2023-2024	2025-2026	Thereafter	Total
Principal Payments of Long-Term Indebtedness	$-	$-	$-	$166,340	$166,340
Interest Payments on Long-Term Indebtedness	-	13,881	13,881	132,950	160,712
Lease Commitments	420	4,077	4,364	196,878	205,739

Total	$420	$17,958	$18,245	$496,168	$532,791

Interest payments for the first three years on the Series 2021 PABs are held in reserve as restricted cash and restricted investments.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended
	September 30, 2022	September 30, 2021
Cash and restricted cash at beginning of period	$203,935	$72
Net cash used in operating activities	(25,282)	(4,726)
Cash used in investing activities	(213,549)	(5,629)
Net cash provided by financing activities	52,790	227,323
Cash and restricted cash at end of period	$17,894	$217,040

Operating Activities— Net cash used in operating activities was $25.3 million for the nine months ended September 30, 2022, as compared to cash used in operating activities of $4.7 million for the same period in 2021. The $20.6 million increase in cash used in operating activities was primarily attributable to the $9.6 million of initial direct costs associated with the purchase of our former landlord's leasehold interest at OPF. The increase was also partially attributable to a $7.1 million increase in net loss, net of non-cash adjustments. The increase it net loss was primarily driven by general and administrative expenses incurred in the expansion of our business, including transaction-related expenses and other expenses related to corporate governance.

Investing Activities— Cash used in investing activities was $213.5 million for the nine months ended September 30, 2022, as compared to cash used in investing activities of $5.6 million for the same period in 2021. The increase of $207.9 million in cash used in investing activities was driven primarily by the $193.8 million purchase of held-to-maturity U.S. Treasury securities during the first and third quarters of 2022, the $30.0 million purchase of available-for-sale U.S. Treasury securities during the second quarter, and a $30.1 million increase in payments for costs of construction due to the Company’s ongoing construction projects at BNA, OPF, APA, and DVT. These increases were offset by proceeds of $48.5 million received at maturity of certain of the Company's restricted investments.

Financing Activities— Net cash provided by financing activities was $52.8 million for the nine months ended September 30, 2022, as compared to net cash provided by financing activities of $227.3 million for the same period in 2021. The $174.5 million decrease in net cash provided by financing activities was primarily driven by $166.5 million of bond proceeds received during the third quarter of 2021 due to the issuance of the Series 2021-1 PABs, and $55.0 million of proceeds received from the issuance of the Sky Series B Preferred Units during the third quarter of 2021, and $30.0 million of proceeds from the issuance of Series A Preferred Units in the first quarter of 2021. These decreases were offset by $45.0 million of proceeds received from the issuance of the BOC PIPE and $15.7 million of gross proceeds from the Yellowstone trust account, both occurring in the first quarter of 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

10.1	Common Stock Purchase Agreement, dated as of August 18, 2022, by and between Sky Harbour Group Corporation and B. Riley Principal Capital II, LLC.	8-K	001-39648	10.1	August 19, 2022

10.2	Registration Rights Agreement, dated as of August 18, 2022, by and between Sky Harbour Group Corporation and B. Riley Principal Capital II, LLC.	8-K	001-39648	10.2	August 19, 2022

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104 (#)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(#)	Filed herewith.
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

November 10, 2022

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

November 10, 2022

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

November 10, 2022