Form 10-K
period 2022-12-31
Sky Harbour Group Corp
filed 2023-03-24
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price for the Class A common stock on June 30, 2022, as reported on NYSE American, was $8,704,271.

As of March 20, 2023, 15,059,835 shares of Class A common stock, par value $0.0001 per share, and 42,095,246 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2022.

SKY HARBOUR GROUP CORPORATION

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this "Report"), or the context otherwise requires, references to:

●	“A&R Operating Agreement” refers to that certain Third Amended and Restated Operating Agreement of Sky Harbour LLC.

●	“Sky” refers to Sky Harbour LLC, a Delaware limited liability corporation.

●	“Sky Common Unit” means a unit of ownership interest in Sky which entitles the holder thereof to the distributions, allocations, and other rights under the A&R Operating Agreement.

●	“Existing Sky Equityholders” refers to Tal Keinan, Due West Partners LLC and Center Sky Harbour LLC.

●	“Board of Directors” or “Board” refers to our board of directors.

●	“BOC YAC” refers to BOC YAC Funding LLC.

●	“Business Combination” refers to the transactions contemplated by the Equity Purchase Agreement.

●	“Bylaws” are to our Bylaws.

●	“Class A Common Stock” means the shares of class A common stock, par value $0.0001 per share, of the Company.

●	“Class B Common Stock” means the shares of class B common stock, par value $0.0001 per share, of the Company.

●	“Closing” refers to the completion of the Business Combination.

●	“Common Stock” refers collectively to Class A Common Stock and Class B Common Stock.

●	“Equity Purchase Agreement” refers to that certain Equity Purchase Agreement, dated as of August 1, 2021, by and among Yellowstone Acquisition Company and Sky Harbour LLC.

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

●	“Private Placement Warrants” refers to the warrants sold by the Company to the Sponsor in its initial public offering.

●	“Public Warrants” refers to the warrants sold by the Company as part of the units in its initial public offering.

●	“Sponsor” refers to BOC Yellowstone LLC.

●	“Stockholder Parties” refers collectively to Sponsor and the Existing Sky Equityholders.

●	“Subsidiaries” refers to Subsidiaries as defined in the Tax Receivable Agreement.

●	“Warrants” refers to the Private Placement Warrants and Public Warrants.

●	“Warrant Agreement” refers to that certain Warrant Agreement, dated as of September 13, 2019, between Continental Stock Transfer & Trust Company and the Company.

●	“YAC” refers to Yellowstone Acquisition Company.

Additionally, references in this Report to “SHG Corporation,” the “Company,” the “registrant,” “we,” “us” and “our” in this Report refer to Sky Harbour Group Corporation (formerly known as Yellowstone Acquisition Company), and references to our “management” or our “management team” refer to our officers and directors.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “might,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

●	the effects of general economic conditions, including inflation, interest rates levels, and availability of construction materials for our development projects;

●	the outcome of any legal proceedings that may be instituted against the Company or its predecessors in connection with the Business Combination and related transactions;

●	our limited operating history makes it difficult to predict future revenues and operating results;

●	financial projections may not prove to be reflective of actual financial results;

●

the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;

●	changes in applicable laws or regulations;

●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;

●	our financial performance; and

●	other risk factors included under "Risk Factors" in this Report.

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

SUMMARY OF RISK FACTORS

You should read this summary together with the more detailed description of each risk factor contained in Item 1A “Risk Factors” in this Report and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks (as well as certain other risks) that you should carefully consider before deciding to invest in our securities. Some of the factors that could materially and adversely affect our financial condition and the market price of shares of our securities or our prospects include, but are not limited to, the following.

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

•

Secured debt obligations, including those under the “Series 2021 PABs” (as defined herein), expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

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

•	An epidemic, pandemic, or contagious disease, including the ongoing COVID-19 pandemic, could have a material adverse effect on our business and results of operations.

•	We may be required to record impairment charges to future earnings if our long-lived assets become impaired.

•	The industry in which we operate is subject to significant competition and our failure to effectively compete could have a material adverse effect on our business and results of operations.

•	The growth and success of our business is subject to our ability to market and to attract and retain tenants.

•

Our rental income is initially concentrated within a small number of tenants and the loss of or default by one or more significant tenants could have a material adverse effect on our business and results of operations.

•

Our capital projects are subject to uncertainties, including the possibility of delays, cost overruns, and inflation, which could have a material adverse effect on our business, results of operations and market reputation.

•

Failure to adequately maintain our HBS hangar campuses or the integrity of our fuel supplies may have a material adverse impact on the revenue or market share of one or more of our HBS hangar campuses resulting in a decline in operations of the business.

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

•	We conduct substantially all of our operations under ground leases, which grant significant rights to airport authorities as our direct or ultimate landlord.

Risks Relating to Tax

•

Our only principal asset is our interest in Sky, and accordingly we are dependent on distributions from Sky to pay dividends, taxes, other expenses, and make any payments required to be made under the Tax Receivable Agreement.

•	In certain cases, payments under the Tax Receivable Agreement may (i) exceed any actual tax benefits the Tax Group realizes or (ii) be accelerated.

Risks Relating to Our Common Stock and Warrants

•	The market price of Class A Common Stock and Public Warrants has been and may continue to be extremely volatile, which could cause purchasers of our securities to incur substantial losses.

•	The public float of our Class A Common Stock is very illiquid, and there may not be sufficient demand in the marketplace to absorb the sale of newly registered shares.

•	We cannot predict the impact our dual class structure may have on the stock price of Class A Common Stock.

•

The outstanding Warrants are exercisable for shares of Class A Common Stock and common units in Sky may be redeemed for Class A Common Stock upon expiration of the applicable lock-up period. The exercise of these outstanding Warrants will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

•	You may experience future dilution as a result of future equity offerings.

PART I

ITEM 1.	BUSINESS

Business Combination

On January 25, 2022 (the “Closing Date”), we completed the Business Combination pursuant to the Equity Purchase Agreement between us and Sky. Each of the Existing Sky Equityholders separately entered into an Equityholders Voting and Support Agreement irrevocably agreeing to vote in favor of the Business Combination set forth in the Equity Purchase Agreement. As contemplated by the Equity Purchase Agreement, the following occurred on the Closing Date: (a) YAC changed its name to “Sky Harbour Group Corporation”; (b) all outstanding shares of Sponsor Stock held by the Sponsor were converted into shares of Class A Common Stock of the Company; (c) Sky restructured its capitalization, issued to the Company 14,937,581 Sky Common Units, which was equal to the number of outstanding shares of Class A Common Stock immediately after giving effect to the Business Combination (taking into account the redemption of Class A Common Stock and the Class A Common Stock issued under the BOC PIPE investment (the “BOC PIPE”)), reclassified the existing Sky Common Units (other than the Sky Incentive Units), existing Sky Series A Preferred Units and the existing Sky Series B Preferred Units into Sky Common Units; (d) certain adjustments to the number of Sky Incentive Units were effected to reflect the new capital structure; (e) the Company was appointed as the managing member of Sky; (f) the Sky Common Units issued to BOC YAC in respect of its Series B Preferred Units were converted into 5,500,000 shares of Class A Common Stock; (g) holders of Sky Common Units received one share of Class B Common Stock for each Sky Common Unit, and as consideration for the issuance of 14,937,581 Sky Common Units by Sky to the Company, YAC contributed to Sky the net amount held in the YAC trust account after redemptions and taking into account the BOC PIPE and the amount of various transaction costs; and (h) each YAC Warrant that was issued and outstanding immediately prior to the closing became a Warrant (the transactions referred to in clauses (a) through (h), collectively, the “Business Combination”).

As a result of the Business Combination, the Company is organized as an “Up-C” structure in which substantially all of the operating assets of Sky’s business are held by Sky. The Company’s only assets are its equity interests in Sky.

As of January 26, 2022, the Class A Common Stock and Warrants of the Company began trading on the New York Stock Exchange American LLC (the “NYSE American”) as “SKYH” and “SKYH WS,” respectively. The disclosure in this section gives effect to the Business Combination and includes the operations of Sky prior to the Business Combination.

Overview

We are an aviation infrastructure development company building the first nationwide network of Home-Basing Solutions (“HBS”) hangar campuses for business aircraft. We develop, lease and manage general aviation hangars across the United States, targeting airfields in markets with significant aircraft populations and high hangar demand. Our HBS hangar campuses feature exclusive private hangars and a full suite of dedicated services specifically optimized for home-based, versus transient, aircraft.

The physical footprint of the U.S. business aviation fleet grew by almost 28 million square feet in the ten years preceding the beginning of the COVID-19 pandemic, with hangar supply lagging dramatically, especially in key growth markets. As the fleet of private jets in the United States continues to grow, with recent new aircraft deliveries exceeding retirements, demand for hangar space is at a premium in part because new jets require more square footage of hangar space and the pace of new hangar construction has lagged behind the demand. The cumulative square footage of the business aircraft fleet in the United States increased 50% between 2010 and 2021. Moreover, over that same period, there was an 81% increase in the square footage of larger private jets – those with greater than a 24-foot tail height. A recent study conducted by a business aircraft manufacturer forecasted that business aircraft will only continue to grow in the next ten years, with up to 8,500 new business jet deliveries worth almost $275 billion expected to be delivered between 2023 and 2032, further supported by data from the major business aviation manufacturers that suggest the current order backlog for new business aviation aircraft is almost $47 billion.

These larger footprint aircraft do not fit in much of the existing hangar infrastructure and impose stacking challenges and constraints in the traditional shared or community hangars operated by fixed-base operators (“FBO”). The addition of winglets (the vertical extensions on aircraft wingtips) on most modern business jets inhibits wing-over-wing storage. Aircraft hangars are in high demand and short supply, with some airports compiling waiting lists that can exceed several years.

We believe our scalable, real estate-centric business model is uniquely optimized to capture this market opportunity and address the increased imbalance between the supply and demand for private jet storage. We intend to capitalize on the existing hangar supply constraints at major U.S. airports by targeting high-end tenants in markets where there is a shortage of private and FBO hangar space, or where such hangars are or are becoming obsolete.

We realize economies of scale in construction through a proprietary prototype hangar design replicated at HBS hangar campuses across the United States. This allows for centralized procurement, straightforward permitting processes, efficient development processes, and the best hangar in business aviation. Unlike a service company, our revenues are mostly derived from long-term rental agreements, offering stability and forward visibility of revenues and cash flows. This allows the Company to fund its development through the public bond market, providing capital efficiency and mitigating refinance risk.

In contrast with community hangars and other facilities provided by FBOs, the HBS hangar campuses we develop provide the following features and services:

•	private hangar space for exclusive use of the tenant;

•	adjoining configurable lounge and office suites;

•	line crews and services dedicated exclusively to tenants;

•	climate control to mitigate condensation and associated corrosion;

•	features to support in-hangar aircraft maintenance;

•	no-foam fire suppression; and

•	customized software to provide security, control access and monitor hangar space.

We use a standard set of proprietary prototype hangar designs, which are intended to deliver high-quality business aviation facilities, lower construction costs, minimize development risk, expedite permit issuance, and facilitate the implementation of refinements across its portfolio. Hangar features include:

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

•	high-voltage capability, industrial drainage and impervious floors that support in-hangar maintenance and inspections; and

•	control through smartphone application.

Our product strategy aims to attract tenants with exclusive access to their aircraft, minimize the risk of damage to aircraft, provide increased access, security and control, facilitate maintenance, and improve pre-flight and post-flight convenience. We believe that with no transient traffic, our HBS hangar campuses offer a shorter time to wheels-up, even during periods of peak traffic.

We believe demand for HBS services will be driven broadly by the growing size of the business aviation fleet in the United States and the delivery of larger aircraft with taller tail heights. The discovery by first-time flyers in the convenience, control and comfort of general aviation has caused a shift in consumer behavior which we believe will also support increasing demand for HBS services.

While private aircraft use generally was not affected to the extent of commercial aviation, and some private aircraft clients may continue to use that mode of aviation following the pandemic, preferences for air travel and specifically general aviation are unknown and may change following COVID-19. See “Risk Factors — An epidemic, pandemic or contagious disease, including the ongoing COVID-19 pandemic, could have a material adverse effect on our business and results of operations."

Tax Exempt Senior Bond Issuance

On September 14, 2021, Sky’s subsidiary, Sky Harbour Capital LLC (“SHC”), closed a $166.3 million financing through the sale of Series 2021 private activity tax-exempt senior bonds through a municipal conduit issuer, Public Finance Authority (Wisconsin) (the “Series 2021 PABs”). See “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources — Private Activity Bonds” for more information regarding the Series 2021 PABS. The use of proceeds from this issuance, together with proceeds from the sale of the $55.0 million of Sky Series B Preferred Units to BOC YAC, were used, in part, to fund a construction escrow account for Sky’s development program at five airports consisting of existing and new hangars in various phases of development and construction and to repay all existing indebtedness of Sky.

Our Properties

We seek to develop our HBS hangar campuses on long-term ground leases (or sub-leases thereof) at airports with suitable infrastructure serving metropolitan centers across the United States. We lease each of our properties under long-term ground leases.

The tables below present certain information with respect to our portfolio in development and in operation as of December 31, 2022.

•	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);

•	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);

•	Nashville International Airport (“BNA”), Nashville, TN;

•	Centennial Airport (“APA”), Englewood, CO (Denver area);

•	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ; and

•	Addison Airport (“ADS”), Addison, TX (Dallas Area).

PROPERTIES IN DEVELOPMENT

Facility	Status	Scheduled Construction Start	Scheduled Completion Date	Estimated Total Construction Cost (1) ($mm)	Hangars	Square Footage
SGR Phase II	Predevelopment	October 2023	December 2024	10.3 - 12.0	4	58,400
OPF Phase I	In Construction	August 2021	February 2023	31.2 - 33.2	12	160,092
OPF Phase II	Predevelopment	September 2023	November 2024	28.1 - 32.7	7	102,077
APA Phase I	In Construction	November 2022	February 2024	37.2 - 43.2	9	133,530
APA Phase II	Predevelopment	August 2023	November 2024	28.6 - 33.2	9	103,400
DVT Phase I	In Construction	December 2022	March 2024	32.5 - 37.8	8	115,864
DVT Phase II	Predevelopment	November 2023	February 2025	28.2 - 32.8	8	105,000
ADS Phase I	Predevelopment	June 2023	September 2024	24.4 - 28.3	6	104,600
Total				$220.5 - 253.2	63	882,963

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at December 31, 2022

SGR Phase I	December 2020	7	66,080	30.7%	100.0%
BNA Phase I & II	November 2022	10	149,069	69.3%	45.5%
Total/Weighted Average		17	215,149	100%	62.2%

Each constructed facility is expected to consist of clusters of between 9 and 19 hangars. On average, each hangar provides 12,000 square feet of hangar space and 1,300 to 2,000 square feet of office space. Once completed, these facilities are expected to total 80 hangars on 87 acres of ground leases, with an infrastructure of over 1,095,000 square feet expected to be completed in the next five years.

We intend to lease each respective hangar to one or more tenants, who will use all or a portion of such facility for general aviation aircraft storage and related uses permitted under the respective ground leases and will pay rent and other charges derived from HBS services on the respective sites to us pursuant to a sublease.

Sugar Land Site

The Airport. SGR is located approximately 20 miles southwest of the Houston central business district. The airport is situated on 622 acres owned by the City of Sugar Land. SGR is a publicly-owned, public-use general aviation facility, and it is included in the Federal Aviation Administration’s (“FAA”) National Plan of Integrated Airport Systems (“NPAIS”).

SGR is designated as a “reliever airport” for George Bush Intercontinental Airport and William P. Hobby International Airport in Houston, Texas. 24 companies on the 2022 Fortune 500 list are headquartered in the Houston metro area. General airport facilities at SGR include an 8,000-foot primary runway, as well as fuel services, aircraft storage in hangars, and tie-down parking. SGR includes United States Customs facilities. SGR is home to seven on-airport businesses that offer services such as FBO amenities, aircraft maintenance, and avionics. The most frequent general aviation operations at SGR involve business and charter flights, flight instruction, recreational flying and law enforcement.

Between 2018 and 2019, SGR experienced a 12.0% increase in overall operations based on data from FAA OPSNET. The effects of the COVID-19 pandemic can be seen in the change from 2019 to 2020: total operations at SGR decreased 12.3%. The 11.6% increase in operations from 2020 to 2021 is largely attributable to a return to pre-pandemic levels of operations. According to forecast data from FAA TAF, the general aviation recovery is projected to continue through 2023 and 2024, with growth projections of 6.5% and 6.9%, respectively.

The sole FBO onsite at SGR is the primary competition for our HBS hangar campus at SGR. Another company located at SGR has maintenance hangars onsite, and can accommodate short-term hangar rentals without FBO services.

Based Aircraft. The following table shows based aircraft data at SGR:

Aircraft Based at SGR

	Single Engine	Multi Engine	Jet*	Helicopters	Military	Total
Sugar Land Regional (SGR)	95	18	42	3	0	158

Source: JETNET and AirNav.

*	Jet data current as of December 2022 from JETNET.
AirNav data current as of December 2022.

Sugar Land Site Facilities. The total development will consist of 11 individually leased NFPA Group III hangars, with a combined leasable area of 124,480 square feet situated within three buildings. The first phase is divided into seven private hangars, which were completed in December 2020. The second phase plans to include four private hangars. All hangars feature 28 foot-high doors and include 480-, 240- and 120-volt electrical outlets to allow for routine maintenance. The Sugar Land ground lease provides that, if construction of the second phase is not commenced by October 2023, the ground lease related to the parcels comprising the second phase project site will automatically terminate.

Opa-Locka Site

The Airport. OPF is located approximately 10 miles north of the Miami central business district, 16 miles from Miami Beach and seven miles from Miami International Airport (“MIA”). OPF, a public-use general aviation facility owned by Miami-Dade County and operated by the Miami-Dade Aviation Department.

The Miami Airport System consists of five active airports, with OPF being the largest general aviation airport in the system and designated as a reliever to MIA. Notably, OPF ranks eighth in the FAA’s Top Ten Airports for Domestic Business Jet Operations, with 55,223 domestic business jet operations during the period February 2022 through January 2023. Facilities at OPF include three runways which are all served by full-length paved parallel taxiways. Other facilities at OPF include hangars and tie-downs for aircraft parking and fuel services.

Data from FAA OPSNET indicates that between 2018 and 2019, OPF experienced a 10.3% increase in overall operations. The effects of the COVID-19 pandemic were apparent in the change from 2019 to 2020 as total operations at OPF decreased 20.8%. The 21.2% increase in operations from 2020 to 2021 is largely attributable to a partial return to pre-pandemic levels of operations. Forecast data from FAA TAF projects increases of 4.8%, 3.8%, and 4.1% for 2022, 2023, and 2024, respectively.

The existing stock of hangar space at OPF comprises approximately 266,000 square feet of space, with an additional 350,000 square feet of new construction hangar space planned. There are six large, nested T-Hangar rows on the airport, capable of storing 99 aircraft. Aside from our Miami-Opa Locka development in construction, no private hangar space for larger aircraft is available at OPF.

Based Aircraft. The following chart identifies the latest available information on the number of aircraft based at OPF.

Aircraft Based at OPF

	Single Engine	Multi Engine	Jet*	Helicopters	Military	Total
Miami-Opa Locka Executive (OPF)	35	13	172	3	5	228

Source: JETNET and AirNav.

*	Jet data current as of December 2022 from JETNET.
AirNav data current as of December 2022.

Miami-Opa Locka Site Facilities. The OPF facilities are planned to be constructed in two phases and are expected to consist of 19 individually-leased NFPA Group III hangars comprising 262,169 total square feet. Each hangar is approximately 13,798 square feet, which can accommodate the various ultra-long-range jets and include 480-, 240- and 120-volt electrical outlets to allow for routine maintenance. Every hangar includes a ramp area for aircraft startup and shutdown in front of the hangar doors. Car parking is included in the hangar space. The adjoining office space includes high-end finishes with a kitchen, storage and a bathroom with showers. Each unit is assigned adjacent outdoor parking, as well. The hangars are rented on long-term (3-5 year) leases, with the Company including its own line crew and ground service equipment.

Nashville Site

The Airport. BNA is the primary commercial air service facility serving the Nashville metropolitan area and is the largest airport in the State of Tennessee. As the only medium hub in the region, BNA serves as the primary commercial service airport for the air service area. BNA is one of the nation’s fastest-growing airports. The combination of Nashville’s robust economy and business and tourism appeal led to seven successive years of often double-digit growth, which ended with 18.5 million passengers that passed through the airport in 2022.

BNA has four runways, the longest of which is 11,030 feet. Berry Field Air National Guard Base is located on the premises of BNA and it has hosted the 118th Airlift Wing since 1937.

According to FAA OPSNET, between 2018 and 2019 BNA experienced a 7.5% increase in overall operations. The effects of the COVID-19 pandemic can be seen in the change from 2019 to 2020 as total operations at BNA decreased 30.5%. From 2020 to 2021, a significant increase of 34.3% was recorded, and was largely attributable to a rebound to operation levels experienced prior to the pandemic. FAA TAF forecast data projects a slight decline of 3.6% in 2022 due to lower projected commercial operations, followed by projected increases of 14.0%, 5.1%, and 4.6% in 2023, 2024, and 2025, respectively.

There are two FBOs at BNA offering the following amenities: pilot’s lounge, waiting area/lounge, weather station, restroom, showers, kitchenette, and conference rooms, flight instruction, rental car, aircraft maintenance and parts supply, hangar rental, aircraft tie-down parking, and aircraft fueling. In addition, there are several private hangars at BNA which generally provide storage for business aircraft, office space, maintenance space, and passenger/pilot lounges. Some of the private hangars are owned and built by individuals, while others are leased from one of the FBOs. Aside from our BNA HBS hangar campus, no private hangar space for larger aircraft is currently available at BNA.

Based Aircraft. The following chart identifies the latest available information on the number of aircraft based at BNA.

Aircraft Based at BNA

Location	Single Engine	Multi Engine	Jet*	Helicopters	Military	Gliders	Ultralights	Total
Nashville (BNA)	18	9	68	1	21	0	0	111

Source: JETNET and AirNav.

*	Jet data current as of December 2022 from JETNET.
AirNav data current as of December 2022.

Nashville Site Facilities. We obtained lease rights to 15.15 acres of land at BNA. The constructed facilities at BNA consist of nine newly constructed individually-leased NFPA Group III hangars comprising 121,867 total square feet. Our Nashville campus also includes an existing facility, Hangar 14, with an area of 27,202 square feet. Groundbreaking on the new facilities at BNA occurred in July 2021 and construction was completed in October 2022.

Each of the hangars includes a ramp area for aircraft startup and shutdown in front of the hangar doors. Car parking is included in the hangar space, which can accommodate multiple cars. The adjoining office space includes high-end finishes with a kitchen, storage and a bathroom with a shower. Each unit is also assigned adjacent outdoor parking. The hangars are rented on long-term leases, with the Company including its own line crew and ground service equipment. The Company offers fuel at a negotiated discounted price for our tenants.

Centennial Site

The Airport. APA is owned and operated by the Arapahoe County Public Airport Authority. The airport serves Denver and surrounding areas and is classified as a National airport according to the FAA National Asset Report. APA is the largest general aviation airport in the system, and it is designated as a reliever to Denver International Airport. APA covers approximately 1,315 acres and has three runways. Other facilities at the airport include hangars and tie-downs for aircraft parking and fuel services. Services available at APA include aircraft repair and maintenance services, including airframe, power plant and avionics repair. The airport includes a U.S. Customs facility. Four companies currently provide FBO services at APA.

Between 2018 and 2019, APA experienced a 3.5% increase in overall operations according to FAA OPSNET. The impact of the COVID-19 pandemic is seen in the change from 2019 to 2020, leading to a decline in total operations at APA of 5.4%. The effects of the pandemic continued to be evident in the change from 2020 to 2021, as APA did not experience the positive effects exhibited by other airports, and total operations at APA decreased a further 6.1%. FAA TAF forward looking data forecasts a rebound in total operations beginning in 2022 and increasing each year thereafter, including annual growth projections of 4.9%, 3.7%, and 4.9%, for 2022, 2023, and 2024, respectively.

FBO services at APA are provided by four companies. The FBOs offer standard amenities such as pilot’s lounge, waiting area/lounge, weather station, restroom, showers, kitchenette, and conference rooms, flight instruction, rental car, aircraft maintenance and parts supply, hangar rental, aircraft tie-down parking, and aircraft fueling. APA has several private hangars that provide storage for business aircraft, office space, maintenance space, and passenger/pilot lounges. Some of the private hangars are owned and built by individuals or corporations based locally.

Based Aircraft. The following chart identifies the latest available information on the number of aircraft based at APA.

Aircraft Based at APA

Location	Single Engine	Multi Engine	Jet*	Helicopters	Ultralights	Total
Centennial (APA)**	585	100	138	23	0	846

Source: JETNET and AirNav.

*	Jet data current as of December 2022 from JETNET.
AirNav data current as of December 2022.

Centennial Site Facilities. We obtained lease rights to approximately 20 acres of land in the Centennial lnterPort master-planned business hangar development on the south side of APA. Our Centennial development at APA is located in a secluded, low-traffic area on the airfield. The campus will be constructed in two phases, and in total will consist of 18 individually leased NFPA Group III hangars comprising 236,930 total square feet. Our Centennial HBS hangar campus will include two hangar layouts, each including a ramp area for aircraft startup and shutdown in front of the hangar doors. Car parking is included in the hangar space and in an attached two car garage. The adjoining office space includes high-end finishes with a kitchen, storage and a bathroom with a shower. Each unit is also assigned adjacent outdoor parking.

Deer Valley Site

The Airport. DVT is a medium sized, predominantly business and general aviation airport that is owned and operated by the City of Phoenix. DVT is located on 914 acres within Phoenix’s northern limits, approximately 20 miles north of downtown and approximately 17 miles north of Phoenix Sky Harbor International Airport (“PHX”). DVT serves to relieve general aviation air traffic from PHX and is a convenient alternative to the larger and more congested airport. This convenience has led DVT to become one of the busiest general aviation airports in the country, ranking second in the FAA’s Top 10 Busiest General Aviation Airports, as of 2017. The airport is also home to several flight schools. No commercial passenger service operations are available; however, air taxi service is available.

DVT has two parallel runways. The airport offers a complete range of services including fueling, avionics repair, maintenance, parts, flight training, new and used aircraft sales, aircraft rentals, a pilot shop, and a restaurant. The landside facilities at DVT include the terminal building, an FBO, flight schools, fueling facilities, major utilities, and support facilities.

Based on data from FAA OPSNET, between 2018 and 2019, DVT experienced a 10.0% increase in overall operations. The effects of the COVID-19 pandemic can be seen in the change from 2019 to 2020 as total operations at DVT decreased 12.0%, and the effects of the pandemic continued to be evident in the change from 2020 to 2021, as total operations at DVT decreased a further 32.4%. FAA TAF forward looking data forecasts a rebound in total operations beginning in 2022 and increasing each year thereafter, including increases of 18.9%, 18.1% for 2022 and 2023, respectively.

Currently, the only aircraft hangar rental providers at DVT are the DVT Airport Authority and an FBO. According to the DVT Airport Authority, they do not have any corporate/executive hangars, but they have available land to build hangars. The FBO is currently based in two locations at DVT and its future plans at DVT include the construction of new hangars as well as a modern FBO facility.

Based Aircraft. The following chart identifies the latest available information on the number of aircraft based at DVT.

Aircraft Based at DVT

	Single Engine	Multi Engine	Jet*	Helicopters	Military	Gliders	Ultralights	Total
Deer Valley (DVT)	773	93	15	18	2	10	2	913

Source: JETNET and AirNav.

*	Jet data current as of December 2022 from JETNET.
AirNav data current as of December 2022.

Deer Valley Site Facilities. We obtained lease rights to approximately 15 acres of land at DVT on the southeast side of the airport. Our development at DVT is located in a secluded, low-traffic area on the airfield. The campus will consist of 16 individually leased NFPA Group III modular hangars comprising 220,764 total square feet. Ground-breaking for the first phase occurred in December 2022. Every hangar includes a ramp area for aircraft startup and shutdown in front of the hangar doors. Car parking is included in the hangar space, which can accommodate multiple cars. The adjoining office space includes high-end finishes with a kitchen, storage and a bathroom with a shower. Each hangar is also assigned adjacent outdoor parking.

Addison Airport Site

The Airport. ADS is owned and operated by the Town of Addison. The airport serves the Dallas/Fort Worth Metroplex market and is in close proximity to the residential and business districts where aircraft owners and operators live and work, located only nine miles north of the central business district of Dallas. ADS does not cater to commercial flights, making it preferable for basing business aircraft as it provides for the quickest “time-to-wheels-up” in the Dallas area. According to its website, ADS is home to more than 650 based aircraft.

Facilities at ADS include a 7,203 foot runway equipped with high-intensity lighting and a full length parallel taxiway. Operations are supported by Instrument Landing System (ILS) and RNAV (GPS) instrument approaches. The airport offers an FAA control tower, 24-hour U.S. Customs services for international arrivals, no landing fees, and over 70 businesses including maintenance providers, flight schools, and various other aviation-related service providers. According to the Texas Department of Transportation, as of 2018 the airport contributes over 1,000 on-airport jobs to the Town of Addison.

Between 2018 and 2019, ADS experienced a 6.1% increase in overall operations. The effects of the COVID-19 pandemic can be seen in the change from 2019 to 2020 as total operations at ADS decreased 15.9%. Operations at ADS rebounded from 2020 to 2021, as the airport experienced a 22.8% increase in total operations. FAA TAF forward looking data forecasts a continued rebound in total operations beginning in 2022 and increasing each year thereafter, including increases of 1.1%. 4.8%, and 3.7% for 2022, 2023, and 2024, respectively.

Aircraft hangar rental providers currently on the airport consist of three FBOs. Additionally, multiple smaller private hangars exist on the airport, primarily owned by operators or for flight schools and other airport businesses.

The existing hangar facilities at ADS are overcapacity and predominantly older with low door heights, which creates little opportunity for attracting newer larger private jet aircraft to the market. Though a new FBO brought additional community hangar square footage to the airport, the combination of older current facilities, lack of private hangar space on the airport, increased wealth migration to the north side of Dallas, and substantial popularity of the airport make for an attractive target for our private and exclusive Home-Basing solution.

Based Aircraft. The following chart identifies the latest available information on the number of aircraft based at ADS.

Aircraft Based at ADS

	Single Engine	Multi Engine	Jet*	Helicopters	Military	Total
Addison Airport (ADS)	317	90	136	7	-	550

Source: JETNET and AirNav.

*	Jet data current as of December 2022 from JETNET.
AirNav data current as of December 2022.

Addison Site Facilities. We obtained lease rights to approximately six acres on the northeast side of the primary runway. As part of our development plan, the existing facilities on the site, including a terminal, ramp and automobile parking, will be demolished. We anticipate subsequently developing six hangars with adjoining office and support space constituting approximately 105,000 square feet. Anticipated occupancy for the ADS site is in the third calendar quarter of 2024. In January 2023, we amended our existing ground lease agreement with the Town of Addison, TX to include additional parcels of land that will effectively double the land available for development at our ADS HBS hangar campus project.

Customers, Sales and Marketing

We seek to maximize hangar rental charges consistent with capacity utilization at our existing and future facilities. Rental hangar space is open to the public on a non-discriminatory basis, and prospective tenants are reviewed for credit quality and nature of intended use of the facilities. We focus our operations on various types of tenants, including, individuals (directly or through personally or family-owned LLCs), charter operations, flight schools, corporate fleets, government entities and aviation service providers. We intend to develop a diversified portfolio of tenants in terms of geography, type of tenant and length of lease term.

While much of our historical revenue has been concentrated with our two largest tenants, longer term, we do not expect to depend on a single tenant or group of tenants, the loss of which would have a material adverse effect on our business. We expect to diversify our risk by having multiple types of tenants across multiple locations across the country. See “Risk Factors — Our rental income is initially concentrated within a small number of tenants and the loss of or default by one or more significant tenants could have a material adverse effect on our business and results of operations.”

Tenant lease terms are generally 1-10 years, with maturity dates staggered for purposes of risk management. Base lease rents vary by location, but all leases feature annual rent escalation. Leases are structured as either gross or triple-net, with tenants covering insurance, taxes and utilities. The tenant leases do not have early termination options, and renewals are generally reset to fair market value.

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

We compete with other operators, including FBOs, at all of our current locations, and our hangar campuses may also face indirect competition from operators located at nearby airports. In addition, we may be adversely affected by competition from other facilities within or outside the airports where the facilities are located, including construction of new facilities at the airports at which we operate or the expansion of hangar facilities by competitors at nearby airports. We must compete with other operators based on the location of the facility relative to runways and street access, quality of customer service, safety, reliability, value-added features, and price. See “— Investment Criteria” for additional information regarding our competitors with respect to each particular facility.

Seasonality

We do not experience substantial seasonal fluctuations in our revenues and the results of operations.

Government Regulation

FAA Regulation

The industry is overseen primarily by the FAA. In addition, the Department of Homeland Security, Department of Transportation, Environmental Protection Agency, state and local environmental agencies, and local airport authorities contribute to the regulation of our HBS hangar campuses. We must comply with federal, state, and local environmental statutes, and regulations, including those associated in part with the operation of fuel storage tank systems and fuel trucks. These requirements include, among others, tank and pipe testing for tightness, soil sampling for evidence of leaking, and remediation of detected leaks and spills.

Environmental and Related Matters

Our HBS hangar campuses are subject to regular inspection by local environmental agencies, as well as local fire marshals and other agencies. We do not expect that compliance and related remediation work, if any, will have a material negative impact on our business. We have not received notice requiring us to cease operations at any location or of any abatement proceeding by any government agency for failure to comply with applicable environmental laws and regulations.

Americans with Disabilities Act

Under Title III of the Americans with Disabilities Act (“ADA”), and rules promulgated thereunder, in order to protect individuals with disabilities, public accommodations must remove architectural and communication barriers that are structural in nature from existing places of public accommodation to the extent “readily achievable.” In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals. The “readily achievable” standard takes into account, among other factors, the financial resources of the affected site and the owner, lessor or other applicable person.

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

Environmental Matters

Our business is subject to numerous statutes, rules and regulations relating to environmental protection and is exposed to various environmental risks, hazards, and environmental protection requirements, including those related to the storage and handling of jet fuel and compliance with firefighting regulations. See “Risk Factors — Our businesses are subject to environmental risks that may impact our future profitability” of this Report.

We endeavor to be a leader of the industry’s initiatives to address environmental issues, and we are increasingly focused on how we can reduce our carbon footprint in a sustainable way. As part of this, our HBS hangar campuses are designed to reduce the need to reposition private jets, which reduces the use of fuel as well as air emissions and noise pollution. We operate a fleet of electric ground support equipment which have a low cost to operate and maintain. In addition, our HBS hangar campuses are designed to be electric vehicle charger-equipped and electric airplane charger-ready. In addition, our hangar design contains environmentally friendly aspects such as no-foam fire suppression. Moreover, our hangars are designed to be both solar and wind energy capable for future installation.

Insurance

We maintain insurance of the types and in amounts that we believe to be adequate and consistent with industry standards. During construction, our principal coverage includes builder's risk, general liability, excess liability, and contractor's pollution liability insurance. Once operational, each campus maintains commercial property, flood, earthquake, boiler and machinery, business income/loss of rent, automobile liability, general liability, environmental liability, and worker's compensation insurance. We also maintain insurance coverage related to our directors and officers, employment-related liabilities, and cyber-related incidents. We require the tenants at our campuses to maintain aircraft physical damage, general liability, worker's compensation, automobile liability, and pollution liability insurance coverage.

Human Capital

As of December 31, 2022, we had 23 employees and 11 independent contractors, none of which were subject to collective bargaining agreements. We also engage consultants to supplement our permanent workforce. Our operations are overseen by senior personnel with experience in business aviation and real estate, and includes top-level design, construction, operations, and finance expertise. We consider our employee relations to be in good standing. We are committed to keeping our employees informed and supported through regular communication and events, including our monthly town hall meetings.

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

We believe we offer competitive compensation (including base salary, incentive bonus, and long-term equity awards) and benefits packages designed to attract and reward talented individuals who possess the skills necessary to support our business objectives and assist in the achievement of our strategic goals and development plans. All employees are eligible for health insurance, a retirement plan, and life/disability coverage.

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

Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation, and settlement matters that will not have a material effect on our operations or finances. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, or financial condition.

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

Pursuant to a Continuing Disclosure Agreement, dated as of September 14, 2021, by and between the Public Finance Authority (Wisconsin) and the Company (the “Continuing Disclosure Agreement”) in connection with the Series 2021 PABs, SHC is required to publish (i) Monthly Construction Reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC, all of which are available through the website of the Municipal Securities Rulemaking Board via its Electronic Municipal Market Access (“EMMA”) system at www.msrb.org and on the investor relations section of our website.

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

Our ability to expand through new ground leases at airports is integral to our long-term business strategy and requires that we identify and consummate suitable new ground leases or investment opportunities in real estate properties for our portfolio that meet our investment criteria and are compatible with our growth strategy. Our ability to enter into new ground leases on favorable terms, or at all, may be adversely affected by the following significant factors:

●	we may not be able to negotiate new ground leases with airport authorities on attractive terms or at all;

●	we may encounter competition from other potential ground lessors, which could significantly increase the lease rate for properties we seek to lease;

●	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential new ground leases, including ones that we are subsequently unable to complete;

●

even if we enter into letters of intent or conditional agreements for new ground leases of airport properties, these agreements are subject to customary closing conditions, including, but not limited to, the satisfactory results of our due diligence investigations and local government and municipal authority approvals; and

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

Moreover, the terms of our tenant leases currently in place do not extend past the final maturity date of our bond debt. Our ability to make payments under the ground leases or under our debt service obligations through their final maturity will depend upon our success in renewing current tenants or in re-leasing these facilities. The loss of one or more of tenants may (without a similar tenant or tenants to replace such tenant or tenants) have a material adverse effect on our ability to collect rental revenue sufficient to meet our obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues.

Our outstanding indebtedness is secured under the terms of the Series 2021 PABs. We intend to incur additional debt in connection with new hangar projects at new airport locations, refinancing of existing indebtedness, future acquisitions, or for other purposes.

In addition, the Series PABs include, and we expect any other indebtedness we incur in the future to include, customary events of default, the occurrence of any of which, after any applicable cure period, would permit the holders of such indebtedness, among other things, to accelerate payment of all amounts outstanding under such indebtedness and to exercise their remedies with respect to the collateral, including foreclosure and sale of the real estate interests securing the loans. If any one of these events were to occur, our business and results of operations could be materially and adversely affected.

Secured debt obligations, including those under the Series 2021 PABs, expose us to the possibility of defaults and cross-defaults, as well as foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Each constructed and in-construction facility in our portfolio is subject to secured indebtedness under the Series 2021 PABs. Secured debt obligations increase the risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by holders of the Series 2021 PABs, its trustee, or other lenders and ultimately our loss of the property securing any loans for which it is in default. As described above, our current tenant leases do not extend past the maturity date of the Series 2021 PABs, and as a result we will be required to re-lease hangars as vacancies arise in order to continue to generate revenue to meet our debt service obligations under the Series 2021 PABs. If any of our facilities are foreclosed upon due to a default, it could materially and adversely affect our business and results of operations.

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

Our growth will depend on external sources of capital in order to finance the development of new properties. We may not be able to obtain such financing on favorable terms, in the time period we desire, or at all. There are a number of factors that may limit our ability to raise financing or access capital markets in the future, including future debt and future contractual obligations, our liquidity and credit status, our operating cash flows, the trading price of our Class A Common Stock, the market conditions in the aviation and/or real estate industries, U.S. and global economic conditions, and the general state of the capital markets. We cannot assure you that we will be able to source external financing for our capital needs, and if we are unable to source financing on acceptable terms or at all, our business could be materially adversely affected. If we cannot obtain capital from third-party sources, we may not be able to grow our business when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.

Increases in market interest rates or unavailability of additional indebtedness may make it difficult for us to finance or refinance our debt, which could have a material adverse effect on our financial condition, results of operations and growth prospects.

We expect to issue additional debt to finance future site developments and higher interest rates would impact our overall economic performance. In addition, we are subject to credit spreads demanded by fixed income investors. As a non-rated issuer, increases in general of credit spreads in the market, or for us, may result in a higher cost of borrowing in the future. If additional indebtedness is unavailable to us at reasonable rates or at all, we may not be able to finance additional projects or refinance existing debt when it becomes due. If interest rates are higher when we refinance our debt, our income and cash flow could be reduced as a result of increased debt service requirements, which may hinder our ability to raise more capital by issuing more stock or by borrowing money. Our ability to  successfully issue any additional debt will depend on a range of factors, including general economic conditions, the level of activity in capital markets generally, and the terms of our existing indebtedness then in effect.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our financial condition, results of operations, cash flow, and ability to service our debt and ground lease obligations.

Our business has been, and may in the future be, affected by market and economic challenges experienced by the U.S. economy or the real estate industry as a whole, increased inflation and rising interest rates. Such conditions may materially and adversely affect us as a result of the following potential consequences, among others:

•	a decreased demand for private airport hangar space, which would cause our rental rates to be negatively impacted

•	our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue new ground leases and development sites; and

•	declines in the financial condition of our tenants could make it more difficult to collect rental revenue from them.

If the U.S. economy experiences an economic downturn, we may experience delays in leasing vacant sites, which could negatively impact our financial condition, results of operations, cash flow, and ability to service our debt obligations. Furthermore, our ability to grow and lease new sites will be inhibited.

An epidemic, pandemic or contagious disease, including the ongoing COVID-19 pandemic, could have a material adverse effect on our business and results of operations.

We face risks related to an epidemic, pandemic or contagious disease, including the ongoing COVID-19 pandemic, which have impacted, and in the future could impact, the markets in which we operate and could materially and negatively impact our business and results of operations. The impact of such events and measures to prevent the spread of such an event could materially and adversely affect our business in a number of ways. For example, reductions in passenger volumes and flights, as well as by the broader economic shutdown resulting from an epidemic, pandemic or contagious disease could materially and negatively impact our business and results of operations.

Furthermore as the COVID-19 pandemic continues to subside, the demand for private air travel that increased during the pandemic may decrease, which may result in decreased demand for private airport hangar space and could materially and negatively impact our business and results of operations.

We may be required to record impairment charges to future earnings if our long-lived assets become impaired.

Accounting principles generally accepted in the United States of America (“GAAP”) require us to assess our long-lived assets for impairment at least annually. In addition, we assess our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Depending on the results of our review, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our long-lived assets were determined, negatively impacting our results of operations. In June 2022, the Company evaluated the development progress related to its smart hangar app. In connection with this evaluation, the Company recognized an impairment loss of approximately $0.2 million during the year ended December 31, 2022. See “Note 5 — Long-lived assets” in the Notes to our Consolidated Financial Statements for more information regarding our 2022 impairment of long-lived assets.

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

Our future success depends upon our ability to attract and retain tenants for hangars at our HBS hangar campuses. The extent to which we achieve growth in our customer base materially influences our business and results of operation. Any number of factors could affect our ability to grow our customer base, including tenant preferences for hangar space and related services, including size and location of the hangar, as well as general economic conditions. The level and volatility of fuel prices may also impact the general aviation industry and our ability to attract and retain tenants. In addition, our ability to attract and retain customers may be dependent on other factors outside of our control, including the future trend of private aircraft sizes, the availability of alternative hangars, including size, location and/or services provided, as well as the external perception of us. Any significant decline in our customer base, or in our rate of growth, could have a material adverse effect on our business and results of operations, which could, in turn, result in a decline in the trading price of our securities.

Our rental revenue is concentrated within a small number of tenants and the loss of or default by one or more significant tenants could have a material adverse effect on our business and results of operations.

Our two largest tenants contributed a substantial portion of our revenues. Both of these tenants have ongoing leases with us that expire in December 2023 and November 2025, respectively (assuming no exercise of tenant option extensions). If any of our most significant tenants, currently or in the future, were to discontinue or otherwise reduce their use of our HBS hangar campuses or other services, our business and results of operation would be materially and adversely affected.

Our capital projects are subject to uncertainties, including the possibility of delays, cost overruns, and inflation, which could have a material adverse effect on our business, results of operation and market reputation.

The estimated costs of, and the projected schedule for, our capital projects are subject to a number of uncertainties. Our ability to complete these projects within budgets and on expected schedules may be adversely affected by various factors including:

●	estimating errors;

●	design and engineering errors;

●	cost increases because of demand for labor and materials;

●	contractors’ difficulty in predicting costs over a lengthy construction period;

●	the need to estimate costs of unbid project elements;

●	changes to the scope of the projects;

●	delays in contract awards;

●	material and/or labor shortages;

●	unforeseen site conditions;

●	adverse weather conditions;

●	contractor defaults and bankruptcy;

●	labor disputes;

●	unanticipated levels of inflation;

●	litigation; and

●	environmental issues.

Inflationary and supply chain pressures have led to increased construction materials costs, specifically associated with steel, concrete, and other materials. We believe we will continue to experience such pressures in future quarters, as well as delays in our contractors’ ability to requisition such materials. These pressures have led to an overall increase in budgeted and actual construction costs, as well as delays in starting and completing certain of our development projects, particularly at our Centennial and Deer Valley Airport development projects. No assurance can be given that the costs of our projects will not exceed budgets or the guaranteed maximum price for such projects or that the completion will not be delayed beyond the projected completion dates. Any such cost overruns or delays could have a material adverse effect on our business, results of operations or market reputation, which could, in turn, result in a decline in the value of our Common Stock.

Failure to adequately maintain our HBS hangar campuses or the integrity of our fuel supplies may have a material adverse impact on the revenue or market share of one or more of our HBS hangar campuses resulting in a decline in operations of the business.

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

Aircraft owners and operators rely on HBS and FBO operators to control the quality of the fuel they provide. Failure to maintain the integrity of fuel supplies as a result of inadequate or inappropriate procedures or maintenance of fuel storage facilities, fuel trucks or related equipment on our part or our suppliers, including FBOs, could result in the introduction of contaminants and could lead to damage or failure of aircraft and could adversely impact the reputation, revenue, and/or profitability of our business.

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

While certain members of our senior management team and directors have extensive experience in real estate, aviation, development, management and finance, no members of our senior management team and Board of Directors have prior experience in operating a public company. As a public company, we are required to develop and implement substantial control systems, policies and procedures in order to satisfy the company’s periodic SEC reporting. We cannot assure you that management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate a public company, which could have a material adverse effect on our business, results of operation, and value of our Class A Common Stock.

We are not required to have our outside auditor attest to the effectiveness of our internal controls for several years. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in the Company and, as a result, the value of our Common Stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. As of such time that we are no longer an emerging growth company or a non-accelerated filer and smaller reporting company, Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) will require our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements. As a result, there would likely be no outside auditor attestation report on our internal controls over financial reporting for the fiscal years through 2024. We will be required to evaluate our status as a smaller reporting company on an annual basis.

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

We are subject to tenant credit risk. Our HBS hangars are generally leased to single or multi hangar tenants, and certain of our tenants constitute a significant percentage of our revenues. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that tenant. For instance, any of our tenants could experience a downturn in their businesses, which may weaken their financial condition and liquidity and result in their failure to make timely payments to us or otherwise default under their contracts.

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

If a bankrupt tenant rejects a lease with us, any claim we might have for breach of the lease, excluding a claim against collateral securing the lease, would be treated as a general unsecured claim. In the event of a tenant’s default under its lease or its rejection of the lease in bankruptcy proceedings, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms. As a result, our financial condition and results of operations could be adversely affected.

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

During the pendency of a bankruptcy proceeding, a debtor subsidiary may not, absent a court order, make any payments to the airport landlord or to us on account of goods and services provided prior to the bankruptcy. Thus, the airport landlord or our stream of payments from a debtor subsidiary would be interrupted to the extent of pre-petition goods and services, including accrued loan and lease payments, which would have a material adverse effect on our business and results of operation.

In addition, with respect to tenant leases, under current bankruptcy law, in the event of a bankruptcy of such tenant, the tenant can generally assume or reject a lease within a certain number of days of filing its bankruptcy petition. If a tenant rejects the lease, our damages as a landlord, subject to availability of funds from the bankruptcy estate, are generally limited to the greater of (1) one year’s rent and (2) the rent for 15% of the remaining term of the lease, not to exceed three years. Any such event could have a material adverse effect on our business and results of operations.

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

From time to time, the President of the United States, the United States Congress and/or state legislatures have proposed and could propose in the future, legislation that, if enacted, could cause interest on private activity bonds to be subject, directly or indirectly, to federal income taxation or to be subject to state income taxation. Clarifications of the Internal Revenue Code of 1986 (the “Code”), as amended, or court decisions may also cause interest on private activity bonds to be subject, directly or indirectly, to federal income taxation or to be subject to state income taxation. The introduction or enactment of any such legislative proposals or any clarification of the Code or court decisions may also affect the market price for, or marketability of, private activity bonds. We expect to issue private activity bonds in the future to partially fund our expansion of hangar campuses at new airport sites. Lack of access to private activity bonds due to change in law or market access would have an increase in the cost of our debt and our future financial results.

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

As with all real estate, if reconstruction (for example, following fire or other casualty) or any major repair or improvement is required to the damaged property, changes in laws and governmental regulations may be applicable and may materially affect the cost to, or ability of, us to affect such reconstruction, major repair or improvement. In addition, there can be no assurance that the amount of insurance required or provided would be sufficient to cover damages caused by any casualty, or that such insurance will be commercially available in the future.

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

We rely on certain of these exemptions. As a result, we do not have a compensation committee consisting entirely of independent directors and our directors are not nominated or selected solely by independent directors. We may also rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemptions, holders of Class A Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American.

The Existing Sky Equityholders control the direction of SHG Corporation’s business, and the concentrated ownership of Common Stock prevent you and other stockholders from influencing significant decisions.

In connection with the Business Combination, we, each of Tal Keinan, Due West Partners LLC and Center Sky Harbour LLC (collectively, “the Existing Sky Equityholders”), and the Sponsor (collectively the “Stockholder Parties”) entered into a stockholders’ agreement (the “Stockholders’ Agreement”). Pursuant to the terms of the Stockholders’ Agreement, each of the parties thereto are required to take all necessary action to cause the specified designees of the Existing Sky Equityholders to be nominated to serve on our Board, and each of the holders are required, among other things, to vote all of the securities of SHG Corporation held by such party in a manner necessary to elect the individuals designated by such holders. For so long as these parties hold a majority of Common Stock, they will be able to control the composition of our Board, which in turn will be able to control all matters affecting us, subject to the terms of the Stockholders’ Agreement, including:

●

any determination with respect to our business direction and policies, including the appointment and removal of officers and, in the event of a vacancy on our Board, additional or replacement directors;

●	any determinations with respect to mergers, business combinations or disposition of assets;

●	determination of our management policies;

●	our financing policy;

●	our compensation and benefit programs and other human resources policy decisions; and

●	the payment of dividends on Common Stock.

Because the interests of these stockholders may differ from our interests or the interests of our other stockholders, actions that these stockholders take with respect to us may not be favorable to us or our other stockholders.

Provisions in our Bylaws and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Bylaws provide that, to the fullest extent permitted by law, and unless we provide notice in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of SHG Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of SHG Corporation’s directors, officers, employees or agents to SHG Corporation or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the Certificate of Incorporation or SHG Corporation Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Our Bylaws further provide that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. There is uncertainty as to whether a court would enforce such a provision relating to causes of action arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The clauses described above do not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, and as such, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for and we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Business Combination, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are is deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of its reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Because members of our senior management team hold most or all of their economic interest in Sky through other entities, conflicts of interest may arise between them and holders of shares of Class A Common Stock or us.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

Risks Relating to Tax

Our only principal asset is our interest in Sky, and accordingly we will depend on distributions from Sky to pay dividends, taxes, other expenses, and make any payments required to be made by us under the Tax Receivable Agreement.

We are a holding company and have no material assets other than our ownership of Sky Common Units. We are not expected to have independent means of generating revenue or cash flow, and our ability to pay our taxes, operating expenses, and pay any dividends in the future will be dependent upon the financial results and cash flows of Sky. There can be no assurance that Sky will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments will permit such distributions. If Sky does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow additional funds, it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.

Sky is treated as partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated, for U.S. federal income tax purposes, to the holders Sky Common Units. Under the terms of the third amended and restated Operating Agreement (the “ A&R Operating Agreement”), Sky is obligated to make pro rata tax distributions to holders of Sky Common Units calculated at certain assumed rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement, which could be significant and some of which will be reimbursed by Sky (excluding payment obligations under the Tax Receivable Agreement). For so long as we are Managing Member (as defined in the A&R Operating Agreement) of Sky, we intend to cause Sky to make ordinary distributions and tax distributions to the holders of Sky Common Units on a pro rata basis in amounts sufficient to enable us to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, Sky’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of Sky and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in Sky’s debt agreements, or any applicable law, or that would have the effect of rendering Sky insolvent. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.

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

●

existing tax basis in certain assets of Sky and certain of its direct or indirect Subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service, attributable to Sky Common Units acquired by SHG Corporation from a TRA Holder, as determined at the time of the relevant acquisition;

●

tax basis adjustments resulting from taxable exchanges of Sky Common Units (including any such adjustments resulting from certain payments made by SHG Corporation under the Tax Receivable Agreement) acquired by SHG Corporation from a TRA Holder pursuant to the terms of the A&R Operating Agreement; and

●	tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement generally will be based on the tax reporting positions that we determine (with the amount of subject payments determined in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent), and the Internal Revenue Service (the “IRS”) or another taxing authority may challenge all or any part of a position taken with respect to tax attributes or the utilization thereof, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any tax attributes initially claimed or utilized by the tax group are disallowed, the TRA Holders will not be required to reimburse us for any excess payments that may previously have been made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders will be applied against and reduce any future cash payments otherwise required to be made by us to the applicable TRA Holders under the Tax Receivable Agreement, after the determination of such excess. However, a challenge to any tax attributes initially claimed or utilized by the tax group may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. As a result, there might not be future cash payments against which such excess can be applied and we could be required to make payments under the Tax Receivable Agreement in excess of the tax group’s actual savings in respect of the tax attributes.

Moreover, the Tax Receivable Agreement will provide that, in certain early termination events, we will be required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement. The lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the tax group to fully utilize the tax attributes over certain specified time periods and that all Sky Common Units that had not yet been exchanged for Class A Common Stock or cash are deemed exchanged for cash. The lump-sum payment could be material and could materially exceed any actual tax benefits that the tax group realizes subsequent to such payment.

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

We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof in the United States or other jurisdictions and changes in tax law could reduce our after-tax income and adversely affect our business and financial condition. For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), enacted in December 2017, resulted in fundamental changes to the Code. These changes included, among many other things, a reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, relaxed certain of the limitations imposed by the Tax Act for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the Tax Act and the CARES Act for future years is difficult to quantify, but these changes could materially affect SHG Corporation, Sky, or its subsidiaries. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, or effect other changes that could have a material adverse effect on SHG Corporation’s financial condition. Such changes could also include increases in state taxes and other changes to state tax laws to replenish state and local government finances depleted by costs attributable to the COVID-19 pandemic and the reduction in tax revenues due to the accompanying economic downturn.

More recently, the United States government has recently enacted the Inflation Reduction Act of 2022 which, among other things, significantly changes the taxation of business entities including by imposing a minimum tax equal to fifteen percent of the adjusted financial statement income of certain corporations as well as a one percent excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). The resulting tax liability could adversely impact SHG Corporation’s business, financial condition, results of operation and liquidity. The excise tax on share buybacks is currently not expected to have a material impact on SHG Corporation’s tax liability.

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

The market prices and trading volume that our shares of Class A Common Stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Class A Common Stock and Public Warrants to incur substantial losses. Since the closing of the Business Combination, our Class A Common Stock has traded as low as $2.50 and as high as $43.41 through December 31, 2022. In addition, the volume of trading of our Class A Common Stock has been inconsistent. For example, on February 16, 2022 our Class A Common Stock had trading volume of 13,800 shares and on February 18, 2022 our Class A Common Stock had trading volume of 19,692,800. Our Public Warrants have not traded in tandem with our Class A Common Stock, and since the closing of the Business Combination have traded within a range of $0.18 to $2.75 through December 31, 2022.

We believe that the recent volatility and our current market prices reflect market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know how long these dynamics will last. Under the circumstances, investors in our Class A Common Stock and Warrants are subject to the risk of losing all or a substantial portion of their investment.

Extreme fluctuations in the market price of our Class A Common Stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

●

the market price of our Class A Common Stock has experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;

●

factors in the public trading market for our Class A Common Stock may include the sentiment of retail investors, the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Class A Common Stock and any related hedging and other trading factors;

●

to the extent volatility in our Class A Common Stock is caused by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Class A Common Stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and

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

The trading price of Class A Common Stock and Public Warrants depends on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Any of the factors listed below could have a material adverse effect on investment in Class A Common Stock and Public Warrants, and Class A Common Stock and Public Warrants may trade at prices significantly below the price paid for them. In such circumstances, the trading price of Class A Common Stock and Public Warrants may not recover and may experience a further decline. Factors affecting the trading price of Class A Common Stock and Public Warrants may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	speculation in the press or investment community;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	publications of research reports by securities analysts about us, our competitors, or the industry we operate in;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of Class A Common Stock available for public sale;

●	any major change in the Board of Directors or management;

●	sales of substantial amounts of Class A Common Stock by directors, officers or significant stockholders or the perception that such sales could occur;

●

general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), epidemics, currency fluctuations and acts of war (such as the conflict between Russia and Ukraine) or terrorism; and

●	other risk factors listed under this “Risk Factors” section.

The public float of our Class A Common Stock is very illiquid, and there may not be sufficient demand in the marketplace to absorb the sale of newly registered shares.

As of December 31, 2022, the public float of our Class A Common Stock listed in the NYSE American was approximately $4.1 million, which is only 2.7% of the equity capitalization of the Company. Given the company is recently listed, and does not have any investor research coverage nor a seasoned established institutional investor base, any significant sale of newly registered shares may have a significant negative impact on the price of our Class A Common Stock.

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

The outstanding Warrants are exercisable for shares of Class A Common Stock and common units in Sky may be redeemed for Class A Common Stock. The exercise of these outstanding warrants will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2022, there were 6,799,189 outstanding Public Warrants to purchase 6,799,189 shares of Class A Common Stock at an exercise price of $11.50 per share. In addition, as of December 31, 2022, there were 7,719,779 Private Placement Warrants outstanding exercisable for 7,719,779 shares of Class A Common Stock at an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market.

In addition, as of December 31, 2022, there were 42,192,250 Sky Common Units, which may be redeemed for shares of our Class A Common Stock on a one-for-one basis, and in connection with the redemption of such Sky Common Units, the corresponding shares of Class B Common Stock will be cancelled. The lock-up period for the outstanding shares of Class B Common Stock, and for the shares of Class A Common Stock underlying the Private Placement Warrants, expired on January 25, 2023. Furthermore, we have registered for resale all of the Class A Common Stock underlying such outstanding units. Sales of substantial numbers of such shares in the public market, or the perception that such sales may occur, could adversely affect the market price of Class A Common Stock, the impact of which is increased as the value of our stock price increases.

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

You may experience future dilution as a result of future equity issuances.

In order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock at prices that may not be the same as the price per share paid by any investor. For example, on August 18, 2022, we entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively, the "Stock Purchase Agreement") with B. Riley Principal Capital II, LLC ("B. Riley") pursuant to which we may issue from time to time up to 10,000,000 shares of our Class A Common Stock. We will have discretion over the prices at which we sell shares under the Stock Purchase Agreement over its 36-month term. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by any investor, and investors purchasing shares or other securities in the future could have rights superior to you. The price per share at which we sell additional shares of our Common Stock, or securities convertible or exchangeable into Common Stock, in future transactions may be higher or lower than the price per share paid by any investor.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of Class A Common Stock has been and may continue to be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

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

The Company’s Class A Common Stock and Public Warrants are listed on the NYSE American under the symbols “SKYH” and “SKYH WS,” respectively. Prior to the consummation of the Business Combination, YAC’s Units, YAC’s Class A Common Stock and YAC’s Public Warrants were listed on the NASDAQ Capital Market under the symbols “YSACU”, “YSAC” and “YSACW,” respectively. Upon consummation of the Business Combination, YAC’s Units automatically separated into the component securities, YAC’s Class A Common Stock was reclassified as our Class A Common Stock and YAC’s Public Warrants were reclassified as our Public Warrants.

As of December 31, 2022, there were five holders of record of Class A Common Stock and three holders of record of Warrants. However, because many of the shares of Class A Common Stock and the Warrants are held by brokers and other institutions on behalf of stockholders, the Company believes there are substantially more beneficial holders of Class A Common Stock and Warrants than record holders.

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

(c)	Securities Authorized for Issuance Under Equity Compensation Plans

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2023 Annual Meeting of Stockholders.

(d)	Recent Sales of Unregistered Securities, Use of Proceeds from Registered Public Offering

None.

(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview and Background

We are an aviation infrastructure development company building the first nationwide network of HBS hangar campuses for business aircraft. We develop, lease, and manage general aviation hangars across the United States, targeting airfields in markets with significant aircraft populations and high hangar demand. Our HBS hangar campuses feature exclusive private hangars and a full suite of dedicated services specifically optimized for home-based, versus transient, aircraft.

The physical footprint of the U.S. business aviation fleet grew by almost 28 million square feet in the ten years preceding the beginning of the COVID-19 pandemic, with hangar supply lagging dramatically, especially in key growth markets. As the fleet of private jets in the United States continues to grow, with recent new aircraft deliveries exceeding retirements, demand for hangar space is at a premium in part because new jets require more square footage of hangar space and the pace of new hangar construction has lagged behind the demand. The cumulative square footage of the business aircraft fleet in the United States increased 50% between 2010 and 2021. Moreover, over that same period, there was an 81% increase in the square footage of larger private jets – those with greater than a 24-foot tail height. A recent study conducted by a business aircraft manufacturer forecasted that business aircraft will only continue to grow in the next ten years, with up to 8,500 new business jet deliveries worth almost $275 billion expected to be delivered between 2023 and 2032, further supported by data from the major business aviation manufacturers that suggest the current order backlog for new business aviation aircraft is almost $47 billion.

These larger footprint aircraft do not fit in much of the existing hangar infrastructure and impose stacking challenges and constraints in the traditional shared or community hangars operated by FBOs. The addition of winglets (the vertical extensions on aircraft wingtips) on most modern business jets inhibits wing-over-wing storage. Aircraft hangars are in high demand and short supply, with some airports compiling waiting lists that can exceed several years.

We believe our scalable, real estate-centric business model is uniquely optimized to capture this market opportunity and address the increased imbalance between the supply and demand for private jet storage. We intend to capitalize on the existing hangar supply constraints at major U.S. airports by targeting high-end tenants in markets where there is a shortage of private and FBO hangar space, or where such hangars are or are becoming obsolete.

We realize economies of scale in construction through a proprietary prototype hangar design replicated at HBS hangar campuses across the United States. This allows for centralized procurement, straightforward permitting processes, efficient development processes, and the best hangar in business aviation. Unlike a service company, our revenues are mostly derived from long-term rental agreements, offering stability and forward visibility of revenues and cash flows. This allows the Company to fund its development through the public bond market, providing capital efficiency and mitigating refinance risk.

For a more complete description of our operations, including our HBS hangar campus development projects, refer to Item 1 — Business.

Recent Developments

On October 27, 2022, we substantially completed the construction of our BNA Phase II development project. The total construction costs incurred associated with the project were slightly less than our initial estimated construction costs. In connection with the substantial completion of our BNA HBS hangar campus, certain tenant leases associated with our constructed hangars commenced starting in November 2022.

On January 19, 2023, we amended our existing ground lease agreement with the Town of Addison, TX to include additional parcels of land that will effectively double the land available for development at our ADS HBS hangar campus project.

On February 1, 2023, we substantially completed the construction of our OPF Phase I development project. In connection with the substantial completion of the OPF Phase I hangar campus, tenant leases for certain of our constructed hangars commenced starting in February 2023.

On March 22, 2023, we satisfied the requirements within the Series 2021 PABs indenture to fund construction costs associated with our ADS Phase I development project with proceeds received from our Series 2021 PABs. See “Note 18 — Subsequent Events — Series 2021 PABs Scope Modification” in the Notes to Consolidated Financial Statements for additional information regarding the modification of the scope of our Series 2021 PABs. The approval and exercise of such rights will allow approximately $26 million of proceeds to be used to fund the ADS Phase I development project, and is projected to improve our debt service coverage associated with the Series 2021 PABs.

Factors That May Influence Future Results of Operations

Revenues

Our revenues are earned pursuant to the lease agreements we enter into with our tenants. Our ability to expand through new ground leases and tenant leases at airports is integral to our long-term business strategy and requires that we identify and consummate suitable new ground leases or investment opportunities in real estate properties for our portfolio that meet our investment criteria and are compatible with our growth strategy. Our ability to enter into new ground leases and tenant leases on favorable terms, or at all, may be adversely affected by a number of factors. We believe that the business environment of the industry segments in which our tenants operate is generally positive for tenants. However, our existing and potential tenants are subject to economic, regulatory and market conditions that may affect their level of operations and demand for hangar space, which could impact our results of operations. Accordingly, we actively monitor certain key factors, including changes in those factors (fuel prices, new aircraft deliveries, hangar rental rates) that we believe may provide early indications of conditions that may affect the level of demand for new leases and our lease portfolio. See “Risk Factors—Risks Related to our Business and Operations” for more information about the risks related to our tenants and our lease payments.

Operating Expense

One of our largest expenses are the lease payments payable under our ground leases. For the years ended December 31, 2022 and 2021, our operating expense related to ground leases was $3.7 million and $3.7 million, respectively. As we enter into new ground leases at new airport sites, our payments to airport landlords will continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively.

Interest Expense

Economic conditions and actions by policymaking bodies are contributing to rising interest rates, which, along with increases in our borrowing levels, could increase our future borrowing costs. We expect to issue additional debt to finance future site developments and higher interest rates would impact our overall economic performance. In addition, we are subject to credit spreads demanded by fixed income investors and bank lenders. As a non-rated issuer, increases in general of credit spreads in the market, or for us, may result in a higher cost of borrowing in the future. We intend to access the bond market on an opportunistic basis. In addition, we may hedge against rising benchmark interest rates by entering into hedging strategies with high quality counterparties.

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

Construction Material Costs and Labor

When constructing our HBS hangar campuses, we use various materials and components. We generally contract for our materials and labor under guaranteed maximum price contracts upon receipt of building permits. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on an HBS hangar campus and the time it is completed. Typically, the materials and most of the components used to construct our HBS hangar campuses are readily available in the United States. In addition, the majority of our materials are supplied to us by our contractors and is included in the price of our contract with such contractors. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in steel, concrete, and labor. We believe that recent inflationary pressures and market conditions will lead to continued increases in construction costs as well as market rental rates for hangars within our HBS hangar campus development projects. However, there can be no assurance that we will be able to increase the lease rates for the hangars within our HBS hangar campuses to absorb these increased costs and/or delays, if at all.

We intend to continue to aggressively take action to mitigate these inflationary pressures, reduce construction costs, and shorten development schedules, both in the near term at our APA Phase I, DVT Phase I, and ADS Phase I development projects, and in the long term at future projects. We structure our guaranteed maximum price construction contracts with shared savings clauses to incentivize the general contractors to reduce construction costs. At our SGR Phase I and BNA Phase II development projects, our total construction costs were lower than both our original pricing estimate and the project’s contracted guaranteed maximum price.

In July 2022, we entered an exclusive strategic vendor partnership with a metal building and hangar door manufacturer that we expect to result in a reduction in the cost of the metal building and hangar door components at all future HBS hangar campuses. As our strategic partnership grows, we expect this vertical integration will enable us to deliver metal buildings to each development site in shorter timeframes, which we believe will reduce the overall construction duration of each development project. No assurance can be given that our cost mitigation strategies will be successful, the costs of our projects will not exceed budgets or the guaranteed maximum price for such projects, or that the completion will not be delayed beyond the projected completion dates.

Current Capital Requirements and Future Expenditures for Expansion

We previously funded SHC with over $200 million to fund the two phases at each of our five ground leased airport locations. These construction funds and reserves are held at the bondholder trustee.

We maintain the ability to include up to $50 million in new projects outside the original five locations to be funded with a portion of the existing proceeds held by the trustee as long as certain approvals and supplemental consultant reports are provided showing that such new project would result in better coverage of debt service than previously contemplated projects. We exercised this ability and received the requisite approvals and reports in March 2023 with respect to our ADS Phase I development project.

We consummated the Yellowstone Transaction on January 25, 2022, to raise additional equity capital to, along with potential future debt and further equity issuances, begin to fund additional airport campuses and reach up to 20 airport campuses over the next several years. On average, each future campus is anticipated to be composed of an average of 10-20 hangars and is expected to cost approximately $55 million per campus, with 60% or more to be funded with additional public activity bonds. All these future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

The cumulative 20 airport site business plan is estimated to cost approximately $1.2 billion, with approximately 65% to 75% anticipated from long-term private activity bonds and the balance with equity or equity linked financing. The equity portion of this business plan has been partially funded upon the closing of the Yellowstone Transaction, which included an additional $45 million equity investment from Boston Omaha through the BOC PIPE.  Our ability to raise additional equity and/or debt financing will be subject to a number of risks, including our ability to obtain financing upon reasonable terms, if at all, costs of construction, delays in constructing new facilities, operating results, and other risk factors. In the event that we are unable to obtain additional financing, we may be required to raise additional equity capital, creating additional dilution to existing stockholders. There can be no assurance that we would be successful in raising such additional equity capital on favorable terms, if at all.  Even if we can obtain such additional equity financing if needed, there can be no assurance that we would be successful in raising such additional financing on favorable terms, if at all.

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

Cost of Construction

Cost of construction on the consolidated balance sheets is carried at cost. The cost of acquiring an asset includes the costs necessary to bring a capital project to the condition necessary for its intended use. Costs are capitalized once the construction of a specific capital project is probable. Construction labor and other direct costs of construction are capitalized. Professional fees for engineering, procurement, consulting, and other soft costs that are directly identifiable with the project and are considered an incremental direct cost are capitalized. We allocate a portion of our internal salaries to both capitalized cost of construction and to general and administrative expense based on the percentage of time certain employees worked in the related areas. Interest costs on the debt used to fund the capital projects are also capitalized until the capital project is completed.

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

Recent Accounting Pronouncements

See “Note 2 — Basis of Presentation and Significant Accounting Policies”in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

Year ended December 31, 2022 Compared to the Year ended December 31, 2021

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Year ended
	December 31, 2022	December 31, 2021	Change
Revenue:
Rental revenue	$1,845	$1,578	$267
Total revenue	1,845	1,578	267

Expenses:
Operating	5,046	4,471	575
Depreciation	695	570	125
Loss on impairment of long-lived assets	248	-	248
General and administrative	14,714	8,737	5,977
Total expenses	20,703	13,778	6,925

Other (income) expense:
Interest expense, net of capitalized interest	-	1,160	(1,160)
Other (income) expense	(98)	-	(98)
Unrealized (gain) loss on warrants	(5,082)	-	(5,082)
Loss on extinguishment of note payable to related party	-	250	(250)
Total other (income) expense	(5,180)	1,410	(6,590)

Net loss	$(13,678)	$(13,610)	$(68)

Revenues

Revenues for the year ended December 31, 2022 were approximately $1.8 million, compared to approximately $1.6 million for the year ended December 31, 2021. The 17% increase primarily resulted from additional tenant leases commencing at SGR during the second and third quarters of 2022 and BNA during late 2022.

Operating Expenses

Operating expenses increased approximately $0.6 million, or 13%, from approximately $4.5 million for the year ended December 31, 2021 to approximately $5.0 million for the year ended December 31, 2022. This increase was primarily driven by an approximately $0.4 million increase in salaries, wages, and benefits associated with our campus personnel. The increase was reflective of a headcount increase at BNA associated with the opening of the BNA campus in the three months ended December 31, 2022, an increase at OPF as we prepare to commence operations in the three months ending March 31, 2023, and a headcount increase at SGR to accommodate increased tenant activity. Repair and maintenance expense associated with our hangars and related ground service equipment increased approximately $0.1 million, primarily driven by increased operations at our BNA and SGR campuses.

Depreciation Expense

Depreciation increased approximately $0.1 million, or 18%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase reflects the opening of our BNA campus during the three months ended December 31, 2022 and the placement of additional ground support equipment into service throughout 2022.

General and Administrative Expenses

For the years ended December 31, 2022, and 2021, general and administrative expenses were approximately $14.7 million and approximately $8.7 million, respectively. The approximately $6.0 million increase was primarily driven by an approximately $2.5 million increase in salaries, wages, and benefits, which reflects an increase in full-time and contracted employees. The increase also reflects the implementation of stock and cash incentive compensation programs instituted to attract and retain employees. Other administrative expenses increased approximately $2.2 million driven primarily by insurance, franchise taxes, and computer and software expenses. Marketing and pursuit costs increased approximately $0.6 million in the year ended December 31, 2022, compared to the year ended December 31, 2021, reflecting our growth strategy in securing airport site acquisitions and potential tenants. Professional fees increased approximately $0.7 million due to an increase in legal, accounting, and consulting costs as compared to the prior year primarily as a result of becoming a public company.

Other (Income) Expenses

Other (income) expenses increased from approximately $1.4 million of other expense to approximately $5.2 million of other income for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily due to an approximately $5.1 million mark-to-market gain of the outstanding warrants at December 31, 2022. These warrants were issued by YAC as part of its initial public offering. As a result, the warrants were not reflected in Sky’s financial statements for the Year ended December 31, 2021.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund the construction of new assets, fund working capital and other general business needs. Our primary sources of cash include the potential issuance of equity and debt securities and rental payments from tenants. Our long-term liquidity requirements include lease payments under our ground leases with airport authorities, repaying principal and interest on outstanding borrowings, funding the construction costs of our HBS hangar campuses (see  “— Construction Material Costs and Labor”) funding for operations, and paying accrued expenses.

We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional private activity bonds and other debt and the issuance of additional equity securities. However, as a new publicly-traded company, we cannot assure you that we will have access to these sources of capital or that, even if such sources of capital are available, that these sources of capital will be available on favorable terms. Our ability to incur additional debt will depend on multiple factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that are or may be imposed by future lenders. Our ability to access the equity and debt capital markets will depend on multiple factors as well, including general market conditions for real estate companies, our degree of leverage, the trading price of our common stock and debt and market perceptions about our Company.

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the Series 2021 PABs indenture. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of December 31, 2022.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$2,174	$6,805
Restricted cash	39,222	197,130
Investments	24,895	-
Restricted investments	114,648	-
Total cash, restricted cash, investments, and restricted investments	$180,939	$203,935

Common Stock Purchase Agreement

On August 18, 2022, we entered into the Stock Purchase Agreement with B. Riley. Pursuant to the Stock Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to 10 million shares of our Class A Common Stock at 97% of the volume weighted average price of our Class A Common Stock calculated in accordance with the Purchase Agreement, over a period of 36 months subject to certain limitations and conditions contained in the Purchase Agreement. Sales and timing of any sales of Class A Common Stock are solely at our election, and we are under no obligation to sell any securities to B. Riley under the Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of our Class A Common Stock, we have issued 25,000 shares of our Class A Common Stock to B. Riley as initial commitment shares and may issue up to an aggregate of 75,000 shares of our Class A Common Stock to B. Riley as additional commitment shares if certain conditions are met. As of December 31, 2022, we have sold no shares of our Class A Common Stock to B. Riley pursuant to the Stock Purchase Agreement. See “Note 10 — Equity and Redeemable Equity” in the Notes to Consolidated Financial Statements for additional information regarding the Stock Purchase Agreement.

Equity Financing

On the Closing Date, we completed the Yellowstone Transaction, Yellowstone changed its name to Sky Harbour Group Corporation, and Sky restructured its capitalization, issuing its Sky Common Units to the Company. As a result of the Yellowstone Transaction, the Sky Common Units that Sky issued to BOC YAC in respect of its Series B Preferred Units were converted into 5,500,000 shares of the Company’s Class A Common Stock and holders of Sky Common Units received one share of the Company’s Class B Common Stock for each Common Unit. As consideration for the issuance of Sky Common Units to the Company, Yellowstone contributed approximately $48 million of net proceeds to us, consisting primarily of the BOC PIPE, and the amount held in the Yellowstone trust account, net of redemptions and transaction costs.

Private Activity Bonds

On September 14, 2021, SHC completed an issuance through the Public Finance Authority (Wisconsin) of $166.3 million of Series 2021 PABs. The Series 2021 PABs are comprised of three maturities: $21.1 million bearing interest at 4.00%, due July 1, 2036; $30.4 million bearing interest at 4.00%, due July 1, 2041; and $114.8 million bearing interest at 4.25%, due July 1, 2054. The Series 2021 PAB that has a maturity date of July 1, 2036 was issued at a premium, and Sky received bond proceeds that were $0.2 million above its face value. The net proceeds from the issuance of the Series PABs proceeds are being used to (a) finance or refinance the construction of various aviation facilities consisting of general aviation aircraft hangars and storage facilities located and to be located on the SGR site, the OPF site, the BNA site, the APA site, the DVT site, and following our March 2023 election to reallocate a portion of the net proceeds, the ADS site; (b) fund debt service and other operating expenses such as ground lease expense during the initial construction period; (c) fund deposits to the Debt Service Reserve Fund; and (d) pay certain costs of issuance related to the Series PABs.

Debt Covenants

The Series 2021 PABs contain financial and non-financial covenants, including a debt service coverage ratio, a restricted payments test and limitations on the sale, lease, or distribution of assets. To the extent that SHC does not comply with these covenants, an event of default or cross-default may occur under one or more agreements, and we or our subsidiaries may be restricted in our ability to pay dividends, issue new debt or access our leased facilities. The Series 2021 PABs are collateralized on a joint and several basis with the property and revenues of all SHC subsidiaries and their assets financed or to be financed from the proceeds of the Series 2021 PABs.

Covenants in the Series 2021 PABs require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The Series 2021 PABs are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of December 31, 2022, we were in compliance with all debt covenants.

Lease Commitments

The table below sets forth certain information with respect to our future minimum lease payments required under operating leases as of December 31, 2022 (in thousands):

Amount Due
2023	$2,027
2024	2,210
2025	2,268
2026	2,280
2027	2,343
Thereafter	196,639
Total lease payments	207,767
Less imputed interest	(154,236)
Total	$53,531

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2022 (in thousands):

	2023	2024-2025	2026-2027	Thereafter	Total
Principal Payments of Long-Term Indebtedness(1)	$-	$-	$-	$166,340	$166,340
Interest Payments on Long-Term Indebtedness(2)	6,940	13,881	13,881	126,010	160,712
Lease Commitments(3)	2,027	4,478	4,623	196,639	207,767

Total	$8,967	$18,359	$18,504	$488,989	$534,819

(1)

 Consists of contractual principal payments on our Series 2021 PABs. See “Note 8 —Bonds payable, Loans payable and interest” in the Notes to Consolidated Financial Statements for additional information regarding the Series 2021 PABs.

(2)

 Following the issuance of the Series 2021 PABs, all of our indebtedness is now fixed rate debt. Interest payments for the first three years on the Series 2021 PABs are held in reserve as restricted cash and restricted investments. See “Note 8 —Bonds payable, Loans payable and interest” in the Notes to Consolidated Financial Statements for additional information regarding the Series 2021 PABs.

(3)

 The Company’s ground leases expire between 2049 and 2097, which include all lease extension options available to the Company. See “Note 7 —Leases” in the Notes to Consolidated Financial Statements for additional information regarding our lease commitments.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the Year ended December 31, 2022 and 2021 (in thousands):

	Year ended
	December 31, 2022	December 31, 2021
Cash and restricted cash at beginning of period	$203,935	$72
Net cash used in operating activities	(27,491)	(6,615)
Cash used in investing activities	(187,838)	(15,994)
Net cash provided by financing activities	52,790	226,472
Cash and restricted cash at end of period	$41,396	$203,935

Operating Activities

Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Included in net cash provided by operations are certain non-recurring legal, accounting, and consulting costs incurred for up to four quarters as a result of becoming a public company and a one-time outflow associated with the purchase of a leasehold interest at OPF. Our working capital consists primarily of cash, receivables from tenants, prepaid expenses, accounts payable, accrued compensation, accrued other expenses, and lease liabilities. The timing of collection of our tenant receivables, and the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.

Net cash used in operating activities was $27.5 million for the year ended December 31, 2022, compared to $6.6 million for the same period in 2021. The $20.9 million increase in cash used in operating activities was primarily attributable to the $9.6 million of initial direct costs associated with the purchase of our former landlord's leasehold interest at OPF. The increase was also partially attributable to a $5.0 million increase in net loss, net of non-cash adjustments, and a $6.2 decrease in working capital. The increase in net loss and changes in working capital were primarily driven by general and administrative expenses incurred in the expansion of our business, including transaction-related expenses and other expenses related to corporate governance.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various HBS hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of HBS development projects.

Cash used in investing activities was $187.9 million for the year ended December 31, 2022, compared to $16.0 million for the same period in 2021. The increase of $171.9 million in cash used in investing activities was driven primarily by $193.8 million of purchases of held-to-maturity U.S. Treasury securities during the first and third quarters of 2022, the $30.0 million purchase of available-for-sale U.S. Treasury securities during the second quarter, and a $29.1 million increase in payments for costs of construction due to the Company’s ongoing construction projects at BNA, OPF, APA, and DVT. These increases were offset by proceeds of $79.1 million received at maturity of certain of the Company’s restricted investments.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our HBS hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash provided by financing activities was $52.8 million for the year ended December 31, 2022, compared to $226.4 million for the same period in 2021. The $173.6 million decrease in net cash provided by financing activities was primarily driven by $166.5 million of bond proceeds received during the third quarter of 2021 due to the issuance of the Series 2021 PABs, and $55.0 million of proceeds received from the issuance of the Sky Series B Preferred Units during the third quarter of 2021, and $30.0 million of proceeds from the issuance of Series A Preferred Units in the first quarter of 2021. These decreases were offset by $45.0 million of proceeds received from the issuance of the BOC PIPE and $15.7 million of gross proceeds from the Yellowstone trust account, both occurring in the first quarter of 2022.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market sensitive instruments. In pursuing our business and investment objectives, we expect that the primary market risk to which we will be exposed is interest rate risk. Following the issuance of the Series 2021 PABs, all of our indebtedness is now fixed rate debt. However, we may enter into variable rate debt agreements in the future, in which case we intend to hedge against rising benchmark interest rates by entering into hedging strategies with high quality counterparties. Our investments and restricted investments are invested in U.S. government treasury bills with maturity dates ranging between less than 180 days to 5 years. Due to the nature of these investments, as well as our intent and ability to hold these instruments to maturity, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sky Harbour Group Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sky Harbour Group Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated  results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper

We have served as the Company’s auditor since 2020.

EISNERAMPER LLP

New York, New York

March 24, 2023

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Cash	$2,174	$6,805
Restricted cash	39,222	197,130
Investments	24,895	-
Restricted investments	114,648	-
Prepaid expenses and other assets	4,448	3,142
Cost of construction	48,242	25,034
Constructed assets, net	39,709	14,500
Right-of-use assets	56,716	56,867
Long-lived assets, net	1,150	409
Total assets	$331,204	$303,887

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$14,184	$10,959
Operating lease liabilities	53,531	61,289
Bonds payable, net of debt issuance costs and premiums	162,210	160,679
Warrants liability	2,904	-
Total liabilities	232,829	232,927

Commitments and contingencies (Note 16)
Redeemable Sky Series B Preferred Units	-	54,029

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2022; 14,962,831 shares issued and outstanding as of December 31, 2022	1	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized as of December 31, 2022; 42,192,250 shares issued and outstanding as of December 31, 2022	4	-
Additional paid-in capital	29,560	-
Accumulated deficit	(3,184)	-
Accumulated other comprehensive loss	(102)	-
Total Sky Harbour Group Corporation stockholders’ equity	26,279	-

Members’ equity	-	16,931
Non-controlling interests	72,096	-
Total equity	98,375	16,931

Total liabilities and equity	$331,204	$303,887

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended
	December 31, 2022	December 31, 2021
Revenue:
Rental revenue	$1,845	$1,578
Total revenue	1,845	1,578

Expenses:
Operating	5,046	4,471
Depreciation	695	570
Loss on impairment of long-lived assets	248	-
General and administrative	14,714	8,737
Total expenses	20,703	13,778

Other (income) expense:
Interest expense, net of capitalized interest	-	1,160
Other (income) expense	(98)	-
Unrealized (gain) loss on warrants	(5,082)	-
Loss on extinguishment of note payable to related party	-	250
Total other (income) expense	(5,180)	1,410

Net loss	$(13,678)	$(13,610)

Net loss attributable to non-controlling interests	(10,494)	-
Net loss attributable to Sky Harbour Group Corporation shareholders	$(3,184)	$(13,610)

Loss per share
Basic	$(0.23)	$-
Diluted	$(0.23)	$-
Weighted average shares
Basic	13,965	-
Diluted	13,965	-

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended
	December 31, 2022	December 31, 2021
Net loss	$(13,678)	$(13,610)
Other comprehensive loss, before related income taxes:
Unrealized losses on available-for-sale securities	(102)	-
Total other comprehensive loss	$(13,780)	$(13,610)

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Redeemable Sky Series B		Class A		Class B		Additional		Accumulated Other	Total		Non-
	Preferred Units		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Members	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Equity	Interests	Equity
Balance at December 31, 2020	-	$-	-	$-	-	$-	$-	$-	$-	-	$(6,509)	$-	$(6,509)
Gain on extinguishment of related party loan, net of repurchase of membership interests	-	-	-	-	-	-	-	-	-	-	5,621	-	5,621
Conversion of SH I loan to equity	-	-	-	-	-	-	-	-	-	-	1,250	-	1,250
Issuance of Sky Series A Preferred Units, net of equity issuance costs	-	-	-	-	-	-	-	-	-	-	29,683	-	29,683
Issuance of Sky Redeemable Series B Preferred Units, net of equity issuance costs	-	54,029	-	-	-	-	-	-	-	-	-	-	-
Issuance of Warrants	-	-	-	-	-	-	-	-	-	-	290	-	290
Equity issuance costs	-	-	-	-	-	-	-	-	-	-	(12)	-	(12)
Sky incentive compensation	-	-	-	-	-	-	-	-	-	-	217	-	217
Net loss	-	-	-	-	-	-	-	-	-	-	(13,609)	-	(13,609)
Balance at December 31, 2021	-	54,029	-	-	-	-	-	-	-	-	16,931	-	16,931
Sky incentive compensation prior to recapitalization	-	-	-	-	-	-	-	-	-	-	23	-	23
Net income (loss) prior to recapitalization	-	-	-	-	-	-	-	-	-	-	(1,247)	-	(1,247)
Yellowstone Transaction and recapitalization, See Note 3	-	(54,029)	14,937,581	1	42,192,250	4	28,681	-	-	28,686	(15,707)	81,024	94,003
Share-based compensation	-	-	-	-	-	-	764	-	-	764	-	-	764
Sky incentive compensation following recapitalization	-	-	-	-	-	-	-	-	-	-	-	320	320
Issuance of initial commitment shares	-	-	25,000	-	-	-	112	-	-	112	-	-	112
Exercise of warrants	-	-	250	-	-	-	3	-	-	3	-	-	3
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(102)	(102)	-	-	(102)
Net income (loss) following recapitalization	-	-	-	-	-	-	-	(3,184)	-	(3,184)	-	(9,248)	(12,432)
Balance at December 31, 2022	-	$-	14,962,831	$1	42,192,250	$4	$29,560	$(3,184)	$(102)	$26,279	$-	$72,096	$98,375

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(13,678)	$(13,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	695	1,009
Straight-line rent adjustments, net	10	(100)
Loss on extinguishment of related party loan payable	-	250
Equity-based compensation	1,217	217
Loss on impairment of long-lived assets	248	-
Non-cash operating lease expense	1,960	2,633
Unrealized gain on warrants	(5,082)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,981)	(316)
Right-of-use asset initial direct costs	(9,567)	-
Accounts payable, accrued expenses and other liabilities	(1,313)	3,302
Net cash used in operating activities	(27,491)	(6,615)

Cash flows from investing activities:
Purchases of long-lived assets	(1,050)	(162)
Payments for cost of construction	(44,917)	(15,832)
Issuance of notes receivable	(2,199)	-
Purchases of available for sale investments	(29,997)	-
Purchases of held-to-maturity investments	(193,822)	-
Proceeds from held-to-maturity investments	79,126	-
Proceeds for available for sale investments	5,021	-
Net cash used in investing activities	(187,838)	(15,994)

Cash flows from financing activities:
Proceeds from issuance of Sky Series A Preferred Units	-	30,000
Proceeds from issuance of Sky Series B Preferred Units and Warrants	-	55,000
Proceeds from issuance of BOC PIPE	45,000	-
Proceeds from Yellowstone trust	15,691	-
Proceeds from exercise of warrants	3	-
Payments for equity issuance costs	(9,153)	(1,633)
Payments for debt issuance costs	-	(6,072)
Refund of debt issuance costs	1,249	-
Payment of loan payable and redemption of Sky membership interest	-	(5,221)
Payments of loans payable	-	(13,831)
Proceeds of bonds payable	-	166,589
Proceeds of loans payable	-	1,010
Proceeds of loans payable to related parties	-	630
Net cash provided by financing activities	52,790	226,472

Net (decrease) increase in cash and restricted cash	(162,539)	203,863

Cash and restricted cash, beginning of year	203,935	72

Cash and restricted cash, end of year	$41,396	$203,935

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As a result of the closing of the Yellowstone Transaction, and collectively with the other transaction described in the Equity Purchase Agreement, the Company was reorganized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Common Units”). As of the Closing Date, SHG owned approximately 26.1% of the common units of Sky (the “Sky Common Units”), and the prior holders of Sky’s Existing Common Units (the “LLC Interests”) owned approximately 73.9% of the Sky Common Units and control the Company through their ownership of the Class B Common Stock, $0.0001 par value (“Class B Common Stock”) of the Company. As of December 31, 2022, the Company and the LLC Interests owned approximately 26.1% and 73.9% of Sky Common Units, respectively. See Notes 2 and 3 for additional discussion related to the Yellowstone Transaction.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and the related notes (the “Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission. These Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain historical amounts have been reclassified to conform to the current year’s presentation, including salaries, wages, and benefits associated with operations personnel employed at the Company's hangar development sites. $193 of amounts previously classified within general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2021, have been reclassified to operating expenses. This reclassification had no effect on total expenses, net loss, net loss per common share and had no impact on the Company’s consolidated balance sheets, statement of stockholders’ equity and statement of cash flows for the prior year period.

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

Thus, the financial statements included in this annual report for the year ended December 31, 2022 reflect (i) the historical operating results of Sky prior to the Yellowstone Transaction; (ii) the combined results of Sky and SHG from the date of the Yellowstone Transaction; and (iii) the net assets of SHG (formerly Yellowstone) were stated at historical cost, with no goodwill or other intangible assets recorded.

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

The outbreak of COVID-19 caused severe disruptions in the global economy and adversely impacted businesses and financial markets. During 2020, the Company experienced delays in construction due to COVID-19 mandates such as physical distancing, supply chain issues, and subcontractor availability. In 2020, there was a significant slowdown in the aviation sector in general due to decreased travel which has since eased, particularly in private aviation. During 2021 and 2022, vaccinations for COVID-19 have become widely distributed among the general population which has resulted in loosened restrictions previously mandated. However, the potential emergence of vaccine-resistant variants of COVID-19 could result in restrictions being mandated again or affect the timing of loosened restrictions. The Company’s management is not able, at this time, to determine what, if any, the ultimate impact COVID-19 will have on its future financial condition, results of operations and cash flows.

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

Cash and Restricted Cash

The Company’s cash is held at a major commercial bank, which cash balance may at times exceed the Federal Deposit Insurance Corporation limit. To date, the Company has not experienced any losses on its cash deposits. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity.

Pursuant to the Company’s bond offering described in Note 8, various restricted trust bank accounts were established at a major financial institution. Such trust bank accounts are included in Restricted cash and Restricted investments on the consolidated balance sheet as of December 31, 2022 and December 31, 2021.

Investments

Investments of the Company's cash in various U.S. Treasury securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Such investments amounted to $24,895 as of December 31, 2022, of which $15,028 will mature in one year or less, and $9,867 will mature in one through five years. The gross and net amortized cost basis of such investments was $24,997 as of December 31, 2022.

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive income (loss). The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's ability and intent to hold the available-for-sale security until a forecasted recovery occurs or its contractual maturity. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other (income) expenses. The costs of investments sold is based on the specific-identification method. The Company recognized realized gains of $21 and $0 for the years ended December 31, 2022 and 2021, respectively. Interest on available-for-sale securities is included in other (income) expenses.

Restricted Investments Held-to-Maturity

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 8, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets.

The Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. The carrying amount of such investments was $114,648 on December 31, 2022, of which $94,421 will mature in one year or less, and $20,227 will mature in one through five years.

Cost of Construction

Cost of construction on the consolidated balance sheets is carried at cost. The cost of acquiring an asset includes the costs necessary to bring a capital project to the condition necessary for its intended use. Costs are capitalized once the construction of a specific capital project is probable. Construction labor and other direct costs of construction are capitalized. Professional fees for engineering, procurement, consulting, and other soft costs that are directly identifiable with the project and are considered an incremental direct cost are capitalized. The Company allocates a portion of its internal salaries to both capitalized cost of construction and to general and administrative expense based on the percentage of time certain employees worked in the related areas. Interest, including the amortization of debt issuance costs and premiums and net of interest income earned on bond proceeds, is also capitalized until the capital project is completed.

Constructed assets, net

Constructed assets on the consolidated balance sheets consists of developed aircraft hangar buildings and are carried at cost less accumulated depreciation. Once a capital project is complete, the Company begins to depreciate the constructed asset on a straight-line basis over the lesser of the life of the asset or the remaining term of the related ground lease, including expected renewal terms.

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

Warrants liability

The Company accounts for the warrants assumed in the Yellowstone Transaction (see Note 9) in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), under which warrants that do not meet the criteria for equity classification and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities carried at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the consolidated statements of operations.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities; Level 2 – quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of financial and non-financial assets and liabilities. Accordingly, fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of these assets or settlement of these liabilities. See Note 14.

Equity issuance costs

The Company accounts for equity issuance costs as an asset within prepaid expenses and other assets on the consolidated balance sheets until the related equity financing is obtained, and then reclassifies such costs as a reduction in equity. As of December 31, 2021, the Company had $2,696 of equity issuance costs included within prepaid and other assets which were subsequently reclassified as part of accounting for the Yellowstone Transaction. As of December 31, 2022, there were $217 of equity issuance costs included within prepaid expenses and other assets.

Revenue recognition

The Company leases the hangar facilities that it constructs to third parties. The lease agreements are either on a month-to-month basis or have a defined term and may have options to extend the term. Some of the leases contain options to terminate the lease by either party with given notice. There are no options given to the lessee to purchase the underlying assets. Rental revenue is recognized in accordance with ASC Topic 842, Leases (see Note 7) and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease and (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the common area maintenance and operating expenses of the property and are recognized in the same period as the expenses are incurred. As of December 31, 2022 and December 31, 2021, the deferred rent receivable included in prepaid expenses and other assets was $83 and $103, respectively.

The Company evaluates the collectability of tenant receivables for payments required under the lease agreements. If the Company determines that collectability is not probable, the Company recognizes any difference between revenue amounts recognized to date under ASC 842 and payments that have been collected from the lessee, including security deposit amounts held, as a current period adjustment to rental revenue. There were no material adjustments to rental revenue for uncollectible tenant rental payments in either of the year ended December 31, 2022 or 2021.

For the year ended December 31, 2022 and 2021, the Company derived 78% and 89% of its revenue from two tenants, respectively. Such tenants have ongoing leases with the Company which expire in December 2023 and November 2025, respectively.

Operating Expenses

For the years ended December 31, 2022 and 2021, operating expenses within the consolidated statements of operations includes operating lease expense of $3,735 and $3,747, respectively. General and administrative expenses on the consolidated statements of operations also includes $81 and $51 of operating lease expense for the year ended December 31, 2022 and 2021, respectively.

Advertising Costs

The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing costs recognized as general and administrative expenses totaled $340 for the year ended December 31, 2022, and $292 for the year ended December 31, 2021.

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

The following table reconciles the elements of the Yellowstone Transaction to the consolidated statements of changes in equity for the year ended December 31, 2022:

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

As of December 31, 2022, no transactions occurred that would result in a cash tax savings benefit that would trigger the recording of a liability under the terms of the Tax Receivable Agreement.

4.	Cost of Construction and Constructed Assets

The Company’s portfolio as of December 31, 2022 includes the following development projects:

●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);

●	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);

●	Nashville International Airport ("BNA"), Nashville, TN;

●	Centennial Airport (“APA”), Englewood, CO (Denver area);

●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ; and

●	Addison Airport (“ADS”), Addison, TX (Dallas area).

Constructed assets, net, and cost of construction, consists of the following:

	December 31, 2022	December 31, 2021
Constructed assets, net of accumulated depreciation:
Buildings, SGR (Phase I) and BNA	$40,921	$15,079
Accumulated depreciation	(1,212)	(579)
	$39,709	$14,500
Cost of construction:
OPF; APA; DVT; ADS	$48,242	$25,034

The SGR Phase I and BNA Phase II projects are being depreciated over a weighted-average useful life of approximately 39.6 years. Depreciation expense for the Year ended December 31, 2022 and 2021 totaled $633 and $539, respectively.

5.	Long-lived Assets

Long-lived assets, net, consists of the following:

	December 31, 2022	December 31, 2021
Equipment	$1,245	$200
Software	-	247
	1,245	447
Accumulated depreciation	(95)	(38)
	$1,150	$409

Depreciation expense for the year ended December 31, 2022 and 2021 totaled $61 and $31, respectively. As of December 31, 2022 and December 31, 2021, equipment included approximately $650 and $0, respectively, of purchase deposits towards ground support equipment which are not being depreciated as the assets have not been placed into service.

In June 2022, the Company evaluated the development progress related to its smart hangar app. This evaluation included the decision to abandon previous software development efforts and the transition of development efforts to a new third-party development company. In connection with this evaluation, the Company determined that previously capitalized software costs associated with the abandoned development were not recoverable and recognized an impairment loss of $248 during the year ended December 31, 2022.

6.	Supplemental Balance Sheet and Cash Flow Information

Prepaid expenses and other assets

In July 2022, the Company entered into a vendor agreement to acquire construction materials related to the Company's development projects (the “Vendor Agreement”). In connection with the Vendor Agreement, the Company entered into a revolving line of credit loan and security agreement (the "Vendor Loan Agreement"), whereby the Company agreed to provide up to $2.5 million of availability under a revolving credit line to fund the working capital requirements of the vendor. The Vendor Loan Agreement matures in July 2029 and initially bears interest at a rate of 5% per annum for the first year, and increases by 1% per annum each year on the anniversary date of the Vendor Loan Agreement until its maturity.

In December 2022, the Vendor Loan Agreement was amended to increase the commitment under the revolving line of credit to $4.5 million. In connection with the amendment of the Vendor Loan Agreement, the Company was granted an option to purchase a 51% interest in the vendor for nominal consideration (the "Vendor Purchase Option"). The Vendor Purchase Option is exercisable solely at the discretion of the Company and is deemed to have no fair value as its exercise price is essentially equivalent to the fair value of the underlying equity. The Vendor Purchase Option does not confer any voting rights to the Company prior to its exercise.

As of December 31, 2022, the Company had loaned a total of $2.2 million to the vendor, the balance of which is presented as a component of Prepaid expenses and other assets within the Company's consolidated balance sheet.

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	December 31, 2022	December 31, 2021
Costs of construction	$6,098	$3,450
Employee compensation and benefits	2,047	2,497
Interest	3,470	2,063
Professional Fees	1,621	2,048
Other	948	901
	$14,184	$10,959

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Year ended
	December 31, 2022	December 31, 2021
Accrued costs of construction, including capitalized interest	$8,164	$5,513
Accrued equity issuance costs	1,500	2,048
Debt issuance costs and premium amortized to cost of construction	282	1,012
Net gain on extinguishment of related party notes	-	5,371
Settlement of related party note payable by issuing equity	-	1,250

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Year ended
	December 31, 2022	December 31, 2021
Right-of-use assets obtained in exchange for operating lease liabilities	$3,260	$25,847
Net decrease in right-of-use assets and operating lease liabilities due to lease remeasurement	(11,500)	(787)

The following table summarizes interest paid:

	Year ended
	December 31, 2022	December 31, 2021
Interest paid	$5,533	$795

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Year ended
	December 31, 2022	December 31, 2021
Cash, beginning of year	$6,805	$-
Restricted cash, beginning of year	197,130	72
Cash and restricted cash, beginning of year	$203,935	$72

Cash, end of year	$2,174	$6,805
Restricted cash, end of year	39,222	$197,130
Cash and restricted cash, end of year	$41,396	$203,935

7.	Leases

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

The Company’s lease population does not include any residual value guarantees, and therefore none were considered in the calculation of the ROU and operating lease liability balances. The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for both of the years ended December 31, 2022 and 2021. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 17.

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

On June 28, 2022, the Company commenced an operating lease for a ground lease located at ADS (“ADS Lease”). The ADS Lease term is 40 years from the completion of construction with no additional extension options, which is the maximum allowable term permitted by the Town of Addison. The ADS Lease was amended on January 19, 2023, see Note 18, Subsequent Events.

In addition to the Company’s ground leases, the company has operating leases for office space and ground support vehicles.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Year ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases as lessee	$1,822	$1,188

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term	December 31, 2022	December 31, 2021
Operating leases as lessee (in years)	55.30	54.39

Weighted Average Discount Rate
Operating leases as lessee	4.62%	4.40%

The Company’s future minimum lease payments required under leases as of  December 31, 2022 were as follows:

Year Ending December 31,	Operating Leases
2023	$2,027
2024	2,210
2025	2,268
2026	2,280
2027	2,343
Thereafter	196,639
Total lease payments	207,767
Less imputed interest	(154,236)
Total	$53,531

Lessor

The Company leases the hangar facilities that it constructs to third-party tenants. These leases have been classified as operating leases. The Company does not have any leases classified as sales-type or direct financing leases. Lease agreements with tenants are either on a month-to-month basis or have a defined term with an option to extend the term. The defined term leases vary in length at inception from one to five years with options to renew for additional term(s) given to the lessee. One of the agreements contains an option by either party to terminate with appropriate notice, as defined. There are no options given to the lessee to purchase the underlying assets. The Company determines whether a contract contains a lease at the inception of the contract. The Company expects to continue to derive benefit from the underlying assets after the end of the lease term through further leasing arrangements. The underlying assets are the leasehold interest that the Company has in connection with its ground leases. There are no residual value guarantees. The Company mitigates risk related to the residual value of the assets by negotiating with current tenants and attempting to secure future tenants through letters of intent prior to the current lease term’s termination and/or the substantial completion of the promised hangar facilities that are presently under construction.

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

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  December 31, 2022:

Year Ending December 31,	Operating Leases
2023	$2,516
2024	1,200
2025	935
2026	-
2027	-
Thereafter	-
Total lease payments	4,651
Less rent concessions to be applied at Company’s discretion	(214)
Total	$4,437

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

The Series 2021 Bonds are payable pursuant to a loan agreement dated September 1, 2021 between the Public Finance Authority (of Wisconsin) and the Borrowers. The payments by the Borrowers under the loan agreement are secured by a Senior Master Indenture Promissory Note, Series 2021-1 issued by the Obligated Group under an indenture (the “Master Indenture”). The obligations of the Borrowers are collateralized by certain leasehold and sub-leasehold deeds of trust or mortgages on the Borrowers’ interests in the development sites and facilities being constructed at each airport where the Borrowers hold ground leases. In addition, the Borrowers have assigned, pledged and granted a first priority security interest in all funds held under the Master Indenture and all right, title and interest in the gross revenues of the Borrowers. Furthermore, Sky, Sky Harbour Holdings LLC and Sky Harbour Capital LLC have each pledged as collateral its respective ownership interest in any of the Borrowers.

The bond trustee established various restricted bank accounts which were initially funded with the bond proceeds and cash on hand. The bond trustee will continue to control the Borrowers’ cash receipts and disbursements under a Trust Agreement. Such restricted funds are available to fund the construction expenditures of the two phases of OPF, BNA, DVT, and APA, and SGR Phase II, and, with certain approvals and supplemental reports, up to $50 million at other airport sites, in addition to certain operating expenses such as ground lease expense. These accounts also include funds to pay debt service through the end of construction at each site and various reserve funds such as a ramp-up reserve, debt service reserve, and a maintenance reserve fund. Such trust bank accounts total approximately $152.5 million, of which $37.9 million and $114.6 million and are included in Restricted cash and Restricted investments, respectively, on the consolidated balance sheet as of December 31, 2022.

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

The following table summarizes the Company’s Bonds payable as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(6,002)
Accumulated amortization of debt issuance costs and bond premium	374	92
Total Bonds payable, net	$162,210	$160,679

In connection with the issuance of the Bonds Payable, the Company originally recognized debt issuance costs totaling $6 million which are being amortized into interest using the effective interest method over the life of the bonds. Interest that is incurred at the stated interest rate of the bonds, as well as the amortization of bond premium and amortization of debt issuance costs are capitalized and added to the cost of construction on the consolidated balance sheet. During the year ended December 31, 2022, the Company received a refund of approximately $1.2 million of debt issuance costs associated with the issuance of the Bonds Payable, and recognized the refund as a reduction of debt issuance costs.

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

Interest

The following table sets forth the details of interest expense:

	Year ended
	December 31, 2022	December 31, 2021
Interest	$6,941	$1,402
Amortization of bond premium and debt issuance costs	282	1,359
Total interest incurred	7,223	2,761
Less: capitalized interest	(7,223)	(1,601)
Interest expense	$-	$1,160

9.	Warrants

As part of Yellowstone’s initial public offering, Yellowstone issued to third-party investors 6,799,439 warrants which entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). In addition, 7,719,779 private placement warrants were sold to the Sponsor (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. Following the Yellowstone Transaction, the Warrants remain outstanding under the same terms and conditions to purchase shares of the Company’s Class A Common Stock. As of December 31, 2022, 6,799,189 and 7,719,779 Public and Private Warrants remain outstanding, respectively.

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

The closing price of the Public Warrants was $0.20 and $0.55 per warrant on December 31, 2022 and the Closing Date, respectively. The aggregate fair value of the Warrants was approximately $2.9 million and $8.0 million as of December 31, 2022 and the Closing Date, respectively. During the year ended December 31, 2022, the Company recorded an unrealized gain of approximately $5.1 million, reflecting the change in fair value of the Warrants from the Closing Date through December 31, 2022.

10.	Equity and Redeemable Equity

Prior to the Yellowstone Transaction

Sky and its members initially entered into a Limited Liability Company Agreement on February 12, 2018. This LLC agreement was subsequently amended and restated on March 12, 2021 (the “First A&R Operating Agreement”), which was again amended and restated on September 14, 2021 (the “Second A&R Operating Agreement”). On January 25, 2022, in connection with the Yellowstone Transaction, Sky, its members, and SHG entered into the A&R Operating Agreement.

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

On August 1, 2021, Sky entered into the Equity Purchase Agreement with Yellowstone. In conjunction with the Equity Purchase Agreement, Boston Omaha Corporation agreed to invest $55.0 million of equity in the form of Redeemable Series B Preferred Units through its affiliate BOC YAC Funding LLC (“BOC YAC”). On September 14, 2021, Sky issued 8,049 Series B Preferred Units to BOC YAC in exchange for the $55.0 million. The Series B Preferred Units contained redemption rights for both Sky and for the holders of the Series B Preferred Units under certain circumstances. Because the Series B Preferred Units were redeemable in cash, they were classified as Temporary Equity, between the Liabilities and Equity sections of the consolidated balance sheet as of December 31, 2021. They were carried at their net issuance price and not reflected at redemption value in the consolidated balance sheet because no Series B Preferred Units were redeemed between December 31, 2021 and January 25, 2022, the date such Units were automatically converted to the Company’s Class A Common Stock equal to the original $55.0 million investment at the conversion price of $10 per share.

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

As of December 31, 2022, there were 14,962,831 and 42,192,250 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

Under the Stock Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present B. Riley with a purchase notice (each, a "VWAP Purchase Notice"), directing B. Riley (as principal) to purchase a specified amount of shares not to exceed the lesser of (i) one million shares of Common Stock and (ii) 20% of the total aggregate number (or volume) of shares of Class A Common Stock traded on the NYSE American at a price(the "VWAP Purchase Price") equal to the product of 0.97 and the VWAP of the Company's Class A Common Stock on the applicable date for each VWAP Purchase Notice, subject to certain limitations contained in the Stock Purchase Agreement. Sales of Class A Common Stock pursuant to the Stock Purchase Agreement, and the timing of any such sales, are solely at the discretion of the Company, and the Company is under no obligation to sell any securities to B. Riley under the Stock Purchase Agreement.

In consideration for entering into the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company issued to B. Riley 25,000 shares of Class A Common Stock as initial commitment shares and will issue up to an aggregate of 75,000 shares of its Class A Common Stock as additional commitment shares if certain conditions and milestones are met. The Company recognized expense associated with the issuance of such commitment shares of $112 during the year ended December 31, 2022 based on the fair value of the Company's Class A Common Stock on the date of issuance.

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of December 31, 2022 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may, following the expiration of an applicable lock-up period, exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares on the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of December 31, 2022, the LLC interests owned approximately 73.9% of the Sky Common Units outstanding.

11.	Equity Compensation

Restricted Stock Units (“RSUs”)

On January 25, 2022, the Company's 2022 Incentive Award Plan (the “2022 Incentive Award Plan”) became effective following approval by the Company's shareholders. The 2022 Incentive Award Plan provides for grants of stock-based compensation awards, including without limitation, non-qualified stock options, incentive stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, incentive unit awards other stock or cash based awards and dividend equivalent awards. Employees, officers, and consultants of the Company or any parent or affiliate, including Sky, or any non-employee director of the Company’s Board of Directors are eligible to receive awards under the 2022 Incentive Award Plan. An aggregate of 5.2 million shares of Class A Common Stock are issuable pursuant to the 2022 Incentive Award Plan.

During the year ended December 31, 2022, the Company granted 735,000 time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan at a weighted average grant date fair value of $7.64. The RSUs will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on fourth anniversary. All RSUs were valued at their fair market value, which is the closing price of the Company's stock on the date of the grant. During the year ended December 31, 2022, the Company recognized stock compensation expense of $764. As of December 31, 2022, there are 645,000 non-vested RSUs outstanding with a weighted average grant date fair value of $7.63. No RSUs have vested during the year ended December 31, 2022 and 90,000 RSUs have been forfeited. The unrecognized compensation costs associated with all unvested RSUs at December 31, 2022 was $4,159 that is expected to be recognized over a weighted-average future period of 3.4 years.

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

Fair value of total equity	$62,287,970
Term (in years)	5
Risk-free interest rate	0.84%
Volatility	57%

Below is a summary of activity related to the Sky Incentive Units for the Year ended December 31, 2022:

	Sky Incentive Units	Weighted-average grant date fair value
Sky units outstanding as of December 31, 2021 (as previously presented)	3,951	$318.44
Sky units outstanding as of December 31, 2021 (recast for recapitalization)	2,807,750	$0.45
Granted	-	$-
Forfeitures	-	$-
Sky units outstanding as of December 31, 2022	2,807,750	$0.45

Vested Units outstanding as of December 31, 2022	1,244,570	$0.45
Non-vested Units outstanding as of December 31, 2022	1,563,180	$0.45

The Company recognizes equity-based compensation expense on a straight-line basis over the requisite service period and has elected to account for forfeitures of Sky Incentive Units if and when they occur. The Company recorded equity-based compensation expense relating to Sky Incentive Units of $341 for the year ended December 31, 2022, which is recorded within General and Administrative Expenses within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. The Company recorded equity-based compensation expense relating to Sky Incentive Units of $217 for the year ended December 31, 2021. As of December 31, 2022, there was $700 of total unrecognized compensation expense that is expected to be recognized over a weighted-average future period of 2.3 years.

12.	Income Taxes

Effective Tax Rate Reconciliation

We are subject to taxation in all jurisdictions in which we operate that impose an income tax on our business activities. The components of the income tax expense for the years ended  December 31, and the tax effects of temporary differences that give rise to deferred taxes at  December 31, are as follows:

	Year Ended December 31,
	2022	2021
Income tax benefit:
Deferred federal income tax benefit	(1,558)	-
Deferred state income tax benefit	(285)	-
Total income tax benefit before valuation allowance	(1,843)	-
Valuation allowance	1,843	-
Total income tax benefit	$-	$-

A reconciliation of the statutory federal income tax expense to the income tax expense (benefit) from continuing operations provided at December 31, 2022 and December 31, 2021 is as follows:

	For the Year Ended December 31,
	2022	2021
Income tax benefit at the federal statutory rate of 21%	$(554)	$-
State income tax benefit, net of federal benefit	(225)	-
Unrealized gain on warrants	(1,067)	-
Other, net	3	-
Change in valuation allowance	1,843	-
Total income tax benefit	$-	$-

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the years ended December 31, 2022 and 2021. The effective income tax rate for the year ended December 31, 2022 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. For the year ended December 31, 2021, Sky was not subject to U.S. Federal and certain state income taxes at the entity level prior to the Yellowstone Transaction (See Note 2).

Components of the Company’s deferred tax assets at December 31, 2022 and December 31, 2021 are as follows:

	For the Year Ended December 31,
	2022	2021
Deferred tax assets:
Amortization	$470	$-
Difference between book and tax capital accounts	$90
Stock-based compensation	179	-
Net operating loss carryforwards	1,923	-
Valuation allowance	(2,661)	-
Total deferred tax assets	$1	$-

Deferred tax liabilities:
Unrealized Gain/Loss on investments	$(1)	$-
Total deferred tax liabilities	$(1)	$-
Total	$-	$-

The realization of deferred tax assets, including net operating loss carryforwards ("NOLs"), is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards, and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. For the year ended December 31, 2022, we recorded a full valuation allowance due to historical losses before income taxes which reduced management's ability to rely on future expectations of income.

As of December 31, 2022, we have available federal tax operating loss carryforwards of approximately $8.2 million, including approximately $1.7 million generated by our legal predecessor prior to the Yellowstone Transaction. All federal tax operating loss carryforwards arose in tax years subsequent to 2017. Tax operating loss carryovers arising in years after 2017  may be carried forward indefinitely but are only available to offset 80% of future taxable income. We have available state tax operating loss carryforwards of approximately $8.2 million, which are available to reduce future state taxable income and would begin to expire in tax year 2040 in various amounts. Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code, as amended, and similar state provisions.

Uncertain Tax Positions

We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

The federal and state statutes of limitation for assessment of tax liability generally lapse within three years after the date the tax returns are filed. However, income tax attributes that are carried forward, such as net operating loss carryforwards, may be challenged and adjusted by taxing authorities at any time prior to the expiration of the statute of limitations for the tax year in which they are utilized. As of December 31, 2022, we do not have any open exams; however, all tax years, including those of our legal predecessor, are subject to examination by the Internal Revenue Service.

13.	Earnings (loss) per Share

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

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented. For the year ended December 31, 2021, the membership structure of Sky solely included holders of Sky Common Units that received an equivalent number of Class B Common Stock following the Yellowstone Transaction, and there were no holders that received Class A Common Stock. As the shares of Class B Common Stock are not participating securities, presentation of net loss per share for the year ended December 31, 2021 would not be meaningful to the users of these consolidated financial statements, and such information has not been presented.

Year Ended
December 31, 2022
Numerator:
Net loss	$(13,678)
Less: Net loss attributable to non-controlling interests	(10,494)
Basic and diluted net loss attributable to Sky Harbour Group Corporation shareholders	$(3,184)

Denominator:
Basic and diluted weighted average shares outstanding	13,965

Loss per share of Class A Common Stock – Basic and diluted	$(0.23)

Potentially dilutive shares associated with the outstanding Warrants were antidilutive for the year ended  December 31, 2022 due to the Company’s net loss position. Thus, 14,518,968 shares issuable upon the exercise of the Warrants were excluded from the calculation of diluted weighted average shares outstanding and diluted loss per share for the year ended December 31, 2022. 645,000 potentially dilutive shares associated with the Company's restricted stock units were antidilutive for the year ended December 31, 2022 and excluded from the calculation due to the Company's net loss position.

The Company's Class B Common Stock and the Sky Incentive Units are both potentially dilutive as the holders of such securities  may ultimately exchange such securities for the Company's Class A Common Stock. 42,192,250 potentially dilutive shares associated with the Company's Class B Common Stock and 2,807,750 potentially dilutive shares associated with the Sky Incentive Units were antidilutive for the year ended December 31, 2022 and excluded from the calculation due to the Company's net loss position.

14.	Financial Instruments

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$2,174	$2,174	$2,174	$-	$-
Restricted cash	39,222	39,222	39,222	-	-
Investments	24,895	24,895	24,895	-	-
Restricted investments	114,648	112,956	112,956	-	-
	$180,939	$179,247	$179,247	$-	$-

Liabilities
Bonds payable	$162,210	$119,461	$-	$119,461	$-
Warrants liability	2,904	2,904	1,360	1,544	-
	$165,114	$122,365	$1,360	$121,005	$-

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$6,805	$6,805	$6,805	$-	$-
Restricted cash	197,130	197,130	197,130	-	-
	$203,935	$203,935	$203,935	$-	$-

Liabilities
Bonds payable	$160,679	$173,093	$-	$173,093	$-
	$160,679	$173,093	$-	$173,093	$-

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

15.	Related Party Transactions

Loans payable to Related parties

Sky previously was party to a loan from a company owned by its former majority member. The loan payable bore interest at an annual rate of 5.50% and all interest was PIK interest. On March 12, 2021, pursuant to a Redemption Agreement between Sky and the former majority member, the loan was cancelled and all of the membership interests held by the former majority member were redeemed in exchange for a sum of $5.1 million, plus a Reimbursement and Indemnity Agreement from Sky and the Founder and CEO. Sky recorded a gain on extinguishment of this related party loan payable of $5.6 million, net of related expenses of $0.15 million and net of redemption of membership interests. The gain was recognized as a deemed contribution to stockholders’ equity on the consolidated balance sheet. Interest incurred on the loan payable to for the year ended December 31, 2021 totaled $115.

Beginning in November 2020, Sky entered into a note payable with a related party, SH Investment Fund I LLC, a company controlled by the Founder and CEO. The note payable bore interest at 8% per annum and had a maturity date of November 24, 2021. Amounts payable under the note were drawn by requesting “advances” from the lender, up to $1,000,000, and could be used by Sky only for certain types of expenditures that were approved in advance by the lender. On March 12, 2021, Sky issued 1,250 Series A Preferred Units in full satisfaction of the note payable by Sky to SH Investment Fund I LLC. The fair value of the 1,250 units was $1.25 million and exceeded the carrying value of the $1.0 million note payable at the time of extinguishment; thereby resulting in a loss on extinguishment of related party debt of $0.25 million which was recorded as a charge in the consolidated statement of operations.

Services

For the year ended December 31, 2022, the Company paid $108 for consulting services to a company that employed the chief financial officer until prior to July 1, 2021. The Company paid $142 during the year ended December 31, 2021 to the same company.

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged per flight hour of use along with all direct operating costs. Additionally, the Company will also incur the pro rata share of maintenance, overhead and insurance costs of the aircraft. For the year ended December 31, 2022, the Company recognized $194 of expense, within general and administrative expense under the terms of this agreement. The related liability of $48 is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2022.

16.	Commitments and Contingencies

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

The APA Lease requires the Company to improve the property in accordance with a development plan included in the lease and to complete such improvements within 24-months of the issuance of permitting documents. Construction began on the APA Phase I project in October 2022.

The DVT Lease requires approximately $15.3 million and $14.6 million of improvements to be made for Phase I and for Phase II, if such option is exercised, respectively, within 12-months after receiving permitting documents for each Phase, but in no event later than May 2026. Construction began on the DVT Phase I project in December 2022.

The Company has committed to spend $10.0 million in capital improvements on the ADS construction project. If this amount is not expended, the Company is subject to a reduction of the term of the lease.

The Company has contracts for construction of the OPF Phase I, APA Phase I, and DVT Phase I projects. The Company may terminate any of the contracts or suspend construction without cause; however, the Company would be subject to paying a penalty under the OPF Phase I construction contract of 50% of the unrealized fee which remains to be earned as of the termination date. There are no termination penalties under the APA Phase I or DVT Phase I construction contracts.

17.	Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Unrealized loss on Available-for-sale Securities	Total
Balance as of December 31, 2021	$-	$-
Other comprehensive loss before reclassifications	(81)	(81)
Amounts reclassified to other (income) expense	(21)	(21)
Balance as of December 31, 2022	$(102)	$(102)

During the year ended December 31, 2022, the Company reported reclassifications of $21 of unrealized gains on available-for-sale securities to net income as a component of other (income) expense.

18.	Subsequent Events

ADS Lease Amendment

In January 2023, the Company executed a lease amendment with the Town of Addison, Texas, to add two additional parcels of land (the "ADS Expansion Parcels") to the existing ADS Lease. The land associated with the ADS Expansion Parcels is expected to become available for possession no later than June 2023 for one parcel and July 2024 for the other. The lease term for the ADS Expansion Parcels will be 40 years from the completion of construction for each respective parcel, and will effectively extend the term of the existing ADS Lease to be co-terminus with the ADS Expansion Parcels. The ADS Lease and the ADS Expansion Parcels contain no additional extension options as the lease term is the maximum allowable term permitted by the Town of Addison.

Series 2021 PABs Scope Modification

On March 22, 2023, SHC elected to modify the scope of its Series 2021 PABs pursuant to the terms of the Master Indenture, in order to reallocate a portion of the proceeds of the Series 2021 PABs to its project site located at ADS.

In connection with the election to modify the scope of the Series 2021 PABs to include the ADS Project, (i) Addison Hangars LLC (“Sky Harbour Addison”) and OPF Hangars Landlord LLC (“OPF Hangars”) joined as members of the Obligated Group, (ii) Sky Harbour Holdings LLC contributed its membership interest in OPF Hangars to SHC, (iii) SHC pledged its equity interest in each of Sky Harbour Addison and OPF Hangars to the Master Trustee as security for the obligations under the Series 2021 PABs, (iv) Sky Harbour Addison granted to the Master Trustee a mortgage on its leasehold interest in the real property comprising the ADS Project, (v) OPF Hangars granted the Master Trustee a mortgage on its leasehold interest in the real estate comprising the project located in Opa Locka, Florida, and (vi) Sky Harbour Services LLC, a wholly-owned subsidiary of the Company, has agreed to waive all management fees and development fees during the construction period of the projects associated with the Series 2021 PABs.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

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

Pursuant to Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Our management does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an assessment of our internal control over financial reporting based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that assessment, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2023 Annual Meeting of Stockholders within 120 days of December 31, 2022.

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2023 Annual Meeting of Stockholders within 120 days of December 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2023 Annual Meeting of Stockholders within 120 days of December 31, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2023 Annual Meeting of Stockholders within 120 days of December 31, 2022.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2023 Annual Meeting of Stockholders within 120 days of December 31, 2022.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements listed in “Index to the Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

See Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

2.1 (+)	Equity Purchase Agreement, dated as of August 1, 2021, by and among Yellowstone Acquisition Company and Sky Harbour LLC.	8-K	001-39648	2.1	August 3, 2021

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

4.1	Specimen Class A Common Stock Certificate.	S-1	333-249035	4.2	September 25, 2020

4.2	Specimen Warrant Certificate.	S-1	333-249035	4.3	September 25, 2020

4.3	Warrant Agreement, dated October 21, 2020, between Yellowstone Acquisition Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39648	4.1	October 26, 2020

4.4	Description of Securities.	10-K	001-39648	4.4	March 28, 2022

10.1 (+)	Stockholders’ Agreement, dated as of January 25, 2022, by and among Sky Harbour Group Corporation, Tal Keinan, Due West Partners LLC, Center Sky Harbour LLC, BOC Yellowstone I LLC, and BOC Yellowstone II LLC.	8-K	001-39648	10.1	January 31, 2022

10.2 (+)	Registration Rights Agreement, dated as of September 14, 2021 by and among Sky Harbour LLC, the Existing Sky Equityholders, BOC YAC, the Sponsor and the BOC PIPE investors.	8-K	001-39648	10.2	January 31, 2022

10.3	Amendment No. 1 to the Registration Rights Agreement, dated as of February 28, 2022 by and among Sky Harbour LLC, the Existing Sky Equityholders, BOC YAC, the Sponsor and the BOC PIPE investors.	10-K	001-39648	10.3	March 28, 2022

10.4 (+)	Tax Receivable Agreement, dated as of January 25, 2022, by and among Sky Harbour Group Corporation, the Existing Sky Equityholders and the TRA Holder Representative.	8-K	001-39648	10.3	January 31, 2022

10.5 (+)	Third Amended and Restated Operating Agreement of Sky Harbour LLC.	8-K	001-39648	10.4	January 31, 2022

10.6 (*)	Sky Harbour Group Corporation 2022 Incentive Award Plan.	8-K	001-39648	10.5	January 31, 2022

10.7 (*)	Sky Harbour Group Corporation 2022 Incentive Award Plan – Form of Restricted Stock Unit Agreement.	8-K	001-39648	10.6	January 31, 2022

10.8 (*)	Form of Director and Officer Indemnification Agreement.	8-K	001-39648	10.7	January 31, 2022

10.9 (*)	Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.8	January 31, 2022

10.10 (*)	Employment Agreement with Alex Saltzman.	8-K	001-39648	10.9	January 31, 2022

10.11	Trust Indenture between the Public Finance Authority and The Bank of New York Mellon.	8-K	001-39648	10.10	January 31, 2022

10.12	Specimen Series 2021 Bonds (included as part of Exhibit 10.11).	8-K	001-39648	10.11	January 31, 2022

10.13	Loan Agreement by and between the Public Finance Authority, Sky Harbour Sugar Land Airport, LLC, Sky Harbour Opa Locka Airport, LLC, Nashville Hangars LLC, APA Hangars LLC and DVT Hangars LLC.	8-K	001-39648	10.12	January 31, 2022

10.14	Ground Sublease between Sunborne XVI, LTD. and APA Hangars LLC.	8-K	001-39648	10.13	January 31, 2022

10.15 (+)	Unsubordinated Ground Lease and Option to Lease Additional Land between City of Phoenix and DVT Hangars LLC.	8-K	001-39648	10.14	January 31, 2022

10.16	Lease Agreement by and between The Metropolitan Nashville Airport Authority and Sky Harbour, LLC.	8-K	001-39648	10.15	January 31, 2022

10.17 (+)	First Amendment to the Lease Agreement by and between The Metropolitan Nashville Airport Authority and Nashville Hangars LLC.	8-K	001-39648	10.16	January 31, 2022

10.18 (+)	Sublease Agreement by and between AA Acquisitions, LLC and Sky Harbour Opa Locka Airport, LLC.	8-K	001-39648	10.17	January 31, 2022

10.19 (+)	First Amendment to Sublease Agreement between AA Acquisitions, LLC and Sky Harbour Opa Locka Airport, LLC.	8-K	001-39648	10.18	January 31, 2022

10.20	Amended and Restated Standard Form Airport Corporate Hangar Land Lease between the City of Sugar Land and Sky Harbour Sugar Land Airport, LLC.	8-K	001-39648	10.19	January 31, 2022

10.21	Amendment No. 2 to the Standard Form Airport Corporate Hangar Land Lease between the City of Sugar Land and Sky Harbour Sugar Land Airport, LLC.	8-K	001-39648	10.20	January 31, 2022

10.22	BOC YAC PIPE Subscription Agreement dated December 22, 2021.	8-K	001-39648	10.1	December 23, 2021

10.23	Letter Agreement dated December 22, 2021.	8-K	001-39648	10.2	December 23, 2021

10.24	Forward Purchase Agreement dated January 17, 2022.	8-K	001-39648	10.1	January 18, 2022

10.25	Purchase and Sale Agreement by and between AA Acquisitions, LLC and OPF Hangars Landlord LLC.	10-K	001-39648	10.25	March 28, 2022

10.26	Payment Agreement dated March 7, 2022.	8-K	001-39648	10.1	March 11, 2022

10.27 (*)	Employment Agreement with Tal Keinan.	8-K	001-39648	10.1	March 28, 2022

10.28 (*)	First Amendment to Employment Agreement with Alexander Saltzman.	8-K	001-39648	10.2	March 28, 2022

10.29 (*)	Amendment to Amended and Restated Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.3	March 28, 2022

10.30 (*)	Second Amendment to Amended and Restated Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.1	May 20, 2022

10.31 (*)	Form of Restricted Stock Unit Agreement (Executives)	8-K	001-39648	10.2	May 20, 2022

10.32	Common Stock Purchase Agreement, dated as of August 18, 2022, by and between Sky Harbour Group Corporation and B. Riley Principal Capital II, LLC.	8-K	001-39648	10.1	August 19, 2022

10.33	Registration Rights Agreement, dated as of August 18, 2022, by and between Sky Harbour Group Corporation and B. Riley Principal Capital II, LLC.	8-K	001-39648	10.2	August 19, 2022

16.1	Letter from KPMG LLP to the SEC, dated January 31, 2022.	8-K	001-39648	16.1	January 31, 2022

21.1 (#)	List of Subsidiaries.

23.1 (#)	Consent of EisnerAmper LLP

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101 (#)

Inline XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2022, formatted in Inline XBRL: (i) consolidated balance sheets of Sky Harbour Group Corporation, (ii) consolidated statements of operations of Sky Harbour Group Corporation, (iii) consolidated statements of comprehensive income/(loss) of Sky Harbour Group Corporation, (iv) consolidated statements of changes in equity of Sky Harbour Group Corporation, (v) consolidated statements of cash flows of Sky Harbour Group Corporation, and (vi) notes to consolidated financial statements of Sky Harbour Group Corporation. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104 (#)	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(*)	Indicates a management contract or compensatory plan.
(#)	Filed herewith.
(##)

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Report, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporated it by reference.

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
Tal Keinan Chief Executive Officer (Principal Executive Officer)

March 24, 2023

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

March 24, 2023

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

March 24, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Tal Keinan, Francisco Gonzalez, and Michael W. Schmitt and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent the full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Tal Keinan	Chief Executive Officer, Chairman of the Board of Directors	March 24, 2023
Tal Keinan	(Principal Executive Officer)

/s/ Francisco Gonzalez	Chief Financial Officer	March 24, 2023
Francisco Gonzalez	(Principal Financial Officer)

/s/ Michael W. Schmitt	Chief Accounting Officer	March 24, 2023
Michael W. Schmitt	(Principal Accounting Officer)

/s/ Walter Jackson	Director	March 24, 2023
Walter Jackson

/s/ Lysa Leiponis	Director	March 24, 2023
Lysa Leiponis

/s/ Alethia Nancoo	Director	March 24, 2023
Alethia Nancoo

/s/ Robert S. Rivkin	Director	March 24, 2023
Robert S. Rivkin

/s/ Alex B. Rozek	Director	March 24, 2023
Alex B. Rozek

/s/ Nick Wellmon	Director	March 24, 2023
Nick Wellmon