Form 10-Q
period 2023-03-31
Sky Harbour Group Corp
filed 2023-05-12
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, 15,108,950 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Cash	$2,853	$2,174
Restricted cash	70,303	39,222
Investments	18,405	24,895
Restricted investments	74,594	114,648
Prepaid expenses and other assets	6,464	4,448
Cost of construction	17,568	48,242
Constructed assets, net	78,519	39,709
Right-of-use assets	56,542	56,716
Long-lived assets, net	1,296	1,150
Total assets	$326,544	$331,204

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$13,065	$14,184
Operating lease liabilities	53,833	53,531
Bonds payable, net of debt issuance costs and premiums	162,263	162,210
Warrants liability	7,114	2,904
Total liabilities	236,275	232,829

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 15,108,725 and 14,962,831 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,192,250 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	30,137	29,560
Accumulated deficit	(9,380)	(3,184)
Accumulated other comprehensive income (loss)	75	(102)
Total Sky Harbour Group Corporation stockholders’ equity	20,837	26,279

Non-controlling interests	69,432	72,096
Total equity	90,269	98,375

Total liabilities and equity	$326,544	$331,204

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue:
Rental revenue	$1,107	$397
Total revenue	1,107	397

Expenses:
Operating	1,792	1,234
Depreciation	450	145
General and administrative	3,549	4,594
Total expenses	5,791	5,973

Operating loss	(4,684)	(5,576)

Other (income) expense:
Unrealized loss on warrants	4,210	13,938
Other (income) expense	(133)	-
Total other (income) expense	4,077	13,938

Net loss	(8,761)	(19,514)

Net loss attributable to non-controlling interests	(2,565)	(3,751)
Net loss attributable to Sky Harbour Group Corporation shareholders	$(6,196)	$(15,763)

Loss per share
Basic	$(0.41)	$(1.44)
Diluted	$(0.41)	$(1.44)
Weighted average shares
Basic	14,983	10,954
Diluted	14,983	10,954

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss	$(8,761)	$(19,514)
Other comprehensive loss, before related income taxes:
Unrealized gains on available-for-sale securities	223	-
Total comprehensive loss	$(8,538)	$(19,514)

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Redeemable Sky Series B		Class A		Class B		Additional		Accumulated Other	Total		Non-
	Preferred Units		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Members	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Equity	Interests	Equity
Balance at December 31, 2022	-	$-	14,962,831	$1	42,192,250	$4	$29,560	$(3,184)	$(102)	26,279	$-	$72,096	$98,375
Share-based compensation	-	-	-	-	-	-	393	-	-	393	-	85	478
Exchange of Class B Common Stock	-	-	145,894	-	(145,894)	-	184	-	-	184	-	(184)	-
Other comprehensive income	-	-	-	-	-	-	-	-	177	177	-	-	177
Net loss	-	-	-	-	-	-	-	(6,196)	-	(6,196)	-	(2,565)	(8,761)
Balance at March 31, 2023	-	$-	15,108,725	$1	42,046,356	$4	$30,137	$(9,380)	$75	$20,837	$-	$69,432	$90,269

	Redeemable Series B		Class A		Class B		Additional		Accumulated Other	Total		Non-	Total
	Preferred Units		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Members	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Equity	Interests	(Deficit)
Balance at December 31, 2021	-	$54,029	-	$-	-	$-	$-	$-	$-	-	$16,931	$-	$16,931
Sky incentive compensation prior to recapitalization	-	-	-	-	-	-	-	-	-	-	23	-	23
Net income (loss) prior to recapitalization	-	-	-	-	-	-	-	-	-	-	(1,247)	-	(1,247)
Yellowstone Transaction and recapitalization	-	(54,029)	14,937,581	1	42,192,250	4	28,681	-	-	28,686	(15,707)	81,024	94,003
Sky incentive compensation following recapitalization	-	-	-	-	-	-	-	-	-	-	-	63	63
Net loss following recapitalization	-	-	-	-	-	-	-	(15,763)	-	(15,763)	-	(2,504)	(18,267)
Balance at March 31, 2022	-	$-	14,937,581	$1	42,192,250	$4	$28,681	$(15,763)	$-	$12,923	$-	$78,583	$91,506

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(8,761)	$(19,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	450	145
Straight-line rent adjustments, net	(25)	12
Equity-based compensation	478	86
Non-cash operating lease expense	485	539
Unrealized loss on warrants	4,210	13,938
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(705)	(3,500)
Right-of-use asset initial direct costs	(9)	-
Accounts payable, accrued expenses and other liabilities	(676)	(1,870)
Net cash used in operating activities	(4,553)	(10,164)

Cash flows from investing activities:
Purchases of long-lived assets	(175)	(6)
Payments for cost of construction	(8,948)	(12,428)
Issuance of notes receivable	(1,321)	-
Purchases of held-to-maturity investments	-	(166,560)
Proceeds from available for sale investments	6,713	-
Proceeds from held-to-maturity investments	40,044	-
Net cash provided by (used in) investing activities	36,313	(178,994)

Cash flows from financing activities:
Proceeds from issuance of BOC PIPE	-	45,000
Proceeds from Yellowstone trust	-	15,691
Payments for equity issuance costs	-	(8,822)
Net cash provided by financing activities	-	51,869

Net increase (decrease) in cash and restricted cash	31,760	(137,289)

Cash and restricted cash, beginning of year	41,396	203,935

Cash and restricted cash, end of period	$73,156	$66,646

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of March 31, 2023, SHG owned approximately 26.2% of the Sky Common Units and the prior holders of Sky Common Units (the “LLC Interests”) owned approximately 73.8% of the Sky Common Units and control the Company through their ownership of the Company's Class B Common Stock, $0.0001 par value (“Class B Common Stock”).

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and the related notes (the “Financial Statements”) have been prepared in conformity with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).These Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which includes additional disclosures and a summary of the Company's significant accounting policies. In the Company’s opinion, these Financial Statements include all adjustments, consisting of normal recurring items, considered necessary by management to fairly state the Company’s results of operation, financial position, and cash flows.

Certain historical amounts have been reclassified to conform to the current year’s presentation, including salaries, wages, and benefits associated with operations personnel employed at the Company's hangar development sites. $89 previously classified within general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2022, has been reclassified to operating expenses. This reclassification had no effect on total expenses, net loss, net loss per common share and had no impact on the Company’s consolidated balance sheets, statement of stockholders’ equity and statement of cash flows for the prior year period.

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

Revenue recognition

The Company leases the hangar facilities that it constructs to third parties. The lease agreements are either on a month-to-month basis or have a defined term and may have options to extend the term. Some of the leases contain options to terminate the lease by either party with given notice. There are no options given to the lessee to purchase the underlying assets. Rental revenue is recognized in accordance with ASC Topic 842, Leases (see Note 7) and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease and (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the common area maintenance and operating expenses of the property and are recognized in the same period as the expenses are incurred. As of March 31, 2023 and December 31, 2022, the deferred rent receivable included in prepaid expenses and other assets was $120 and $83, respectively.

The Company evaluates the collectability of tenant receivables for payments required under the lease agreements. If the Company determines that collectability is not probable, the Company recognizes any difference between revenue amounts recognized to date under ASC 842 and payments that have been collected from the lessee, including security deposit amounts held, as a current period adjustment to rental revenue. There were no material adjustments to rental revenue for uncollectible tenant rental payments in either of the three and nine months ended March 31, 2023 or 2022.

For the three months ended March 31, 2023 the Company derived approximately 45% of its revenue from three tenants, including 20% from a single tenant. For the three months ended March 31, 2022, the Company derived approximately 90% of its revenue from two tenants.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three months ended March 31, 2023 and March 31, 2022. The effective income tax rate for the three months ended March 31, 2023 and March 31, 2022 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Recently Adopted Accounting Pronouncements

Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used and establishes additional disclosures related to credit risks. The Company adopted this guidance using the modified retrospective method in the first quarter of fiscal year 2023. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Investments and Restricted Investments

Investments of the Company's cash in various U.S. Treasury securities have been classified as available-for-sale and are carried at estimated fair value utilizing Level 1 inputs as determined based upon quoted market prices.

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 8, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets. Unrealized losses on certain of the Company's investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the three months ended March 31, 2023. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. As of March 31, 2023, the Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets.

The following tables are summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$18,330	$78	$(3)	$18,405
Total investments	$18,330	$78	$(3)	$18,405

Restricted investments, held-to-maturity:
U.S. Treasuries	74,594	118	(1,219)	73,493
Total restricted investments	$74,594	$118	$(1,219)	$73,493

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$24,997	$65	$(167)	$24,895
Total investments	$24,997	$65	$(167)	$24,895

Restricted investments, held-to-maturity:
U.S. Treasuries	114,648	299	(1,991)	112,956
Total restricted investments	$114,648	$299	$(1,991)	$112,956

The following table sets forth the maturity profile of the Company's investments and restricted investments as of March 31, 2023:

	Investments	Restricted Investments
Due within one year	$8,409	$54,370
Due on year through five years	9,996	20,224
Total	$18,405	$74,594

4.	Cost of Construction and Constructed Assets

The Company’s portfolio as of March 31, 2023 includes the following completed and in-development projects:

●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);
●	Nashville International Airport (“BNA”), Nashville, TN;
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ; and
●	Addison Airport (“ADS”), Addison, TX (Dallas area).

Constructed assets, net, and cost of construction, consists of the following:

	March 31, 2023	December 31, 2022
Constructed assets, net of accumulated depreciation:
Buildings, SGR (Phase I), BNA, and OPF (Phase I)	$80,123	$40,921
Accumulated depreciation	(1,604)	(1,212)
	$78,519	$39,709
Cost of construction:
OPF (Phase II), APA, DVT, and ADS	$17,568	$48,242

Depreciation expense for the three months ended March 31, 2023 and 2022 totaled $392 and $135, respectively.

5.	Long-lived Assets

Long-lived assets, net, consists of the following:

	March 31, 2023	December 31, 2022
Ground support equipment	$1,034	$485
Other equipment and fixtures	328	110
Purchase deposits and construction in progress	87	650
	1,449	1,245
Accumulated depreciation	(153)	(95)
	$1,296	$1,150

Depreciation expense for the three months ended March 31, 2023 and 2022 totaled $58 and $10, respectively. As of March 31, 2023 and December 31, 2022, equipment included approximately $87 and $650, respectively, of purchase deposits towards ground support equipment which are not being depreciated as the assets have not been placed into service.

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

In  December 2022, the Vendor Loan Agreement was amended to increase the commitment under the revolving line of credit to $4.5 million. In connection with the amendment of the Vendor Loan Agreement, the Company was granted an option to purchase a 51% interest in the vendor for nominal consideration (the "Vendor Purchase Option"). The Vendor Purchase Option is exercisable solely at the discretion of the Company and is deemed to have no fair value as its exercise price is essentially equivalent to the fair value of the underlying equity. The Vendor Purchase Option was exercised on May 12, 2023, see “Note 16 — Subsequent Events”. The Vendor Purchase Option does not confer any voting rights to the Company prior to its exercise.

As of March 31, 2023, and  December 31, 2022, the Company had loaned a total of $3.5 million and $2.2 million, respectively, to the vendor, the balance of which is presented as a component of Prepaid expenses and other assets within the Company's consolidated balance sheet.

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	March 31, 2023	December 31, 2022
Costs of construction	$7,391	$6,098
Employee compensation and benefits	811	2,047
Interest	1,735	3,470
Professional Fees	1,826	1,621
Other	1,302	948
	$13,065	$14,184

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Three months ended
	March 31, 2023	March 31, 2022
Accrued costs of construction, including capitalized interest	$5,542	$6,256
Accrued costs of long-lived assets	29	-
Accrued equity issuance costs	-	1,805
Debt issuance costs and premium amortized to cost of construction	53	77

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Three months ended
	March 31, 2023	March 31, 2022
Right-of-use assets obtained in exchange for operating lease liabilities	$168	$-

The following table summarizes interest paid:

	Three months ended
	March 31, 2023	March 31, 2022
Interest paid	$3,470	$2,063

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Three months ended
	March 31, 2023	March 31, 2022
Cash, beginning of year	$2,174	$6,805
Restricted cash, beginning of year	39,222	197,130
Cash and restricted cash, beginning of year	$41,396	$203,935

Cash, end of period	$2,853	$48,610
Restricted cash, end of period	70,303	18,036
Cash and restricted cash, end of period	$73,156	$66,646

7.	Leases

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

The Company’s lease population does not include any residual value guarantees. The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for both of the three month periods ended March 31, 2023 and 2022. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 14.

The Company’s ground leases have remaining terms ranging between 26 to 74 years, including options for the Company to extend the terms. These leases expire between 2049 and 2097, which include all lease extension options available to the Company. Certain of the Company's ground leases contain options to lease additional parcels of land at the Company's option within a specified period of time.

In  January 2023, the Company executed a lease amendment with the Town of Addison, Texas, to add two additional parcels of land (the "ADS Expansion Parcels") to the existing lease at ADS (the "ADS Lease"). The land associated with the ADS Expansion Parcels is expected to become available for possession no later than  June 2023 for one parcel and  July 2024 for the other. The lease term for the ADS Expansion Parcels will be 40 years from the completion of construction for each respective parcel, and will effectively extend the term of the existing ADS Lease to be co-terminus with the ADS Expansion Parcels. The ADS Lease and the ADS Expansion Parcels contain no additional extension options as the lease term is the maximum allowable term permitted by the Town of Addison.

In addition to the Company’s ground leases, the company has operating leases for office space and ground support vehicles.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Three months ended
	March 31,	March 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases as lessee	$466	$448

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term	March 31, 2023	December 31, 2022
Operating leases as lessee (in years)	54.90	55.30

Weighted Average Discount Rate
Operating leases as lessee	4.62%	4.62%

The Company’s future minimum lease payments required under leases as of  March 31, 2023 were as follows:

Year Ending December 31,	Operating Leases
2023 (remainder of year)	$1,592
2024	2,246
2025	2,304
2026	2,316
2027	2,379
Thereafter	196,645
Total lease payments	207,482
Less imputed interest	(153,649)
Total	$53,833

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

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  March 31, 2023:

Year Ending December 31,	Operating Leases
2023 (remainder of year)	$4,105
2024	4,030
2025	3,893
2026	2,538
2027	-
Thereafter	-
Total lease payments	14,566
Less rent concessions to be applied at Company’s discretion	(214)
Total	$14,352

8.	Bonds payable and interest

Bonds payable

On May 20, 2021, Sky formed a new wholly-owned subsidiary, Sky Harbour Capital LLC (“SHC”), as a parent corporation to its wholly-owned subsidiaries that operate each of the aircraft hangar development sites under its ground leases. SHC and these subsidiaries form an Obligated Group (the “Obligated Group” or the “Borrowers”) under a series of bonds that were issued in September 2021 with a principal amount of $166.3 million (the “Series 2021 Bonds”). The members of the Obligated Group are jointly and severally liable under the Series 2021 Bonds. SHG and its other subsidiaries are not members of the Obligated Group and have no obligation to repay the bonds.

The Series 2021 Bonds are payable pursuant to a loan agreement dated September 1, 2021 between the Public Finance Authority (of Wisconsin) and the Borrowers. The payments by the Borrowers under the loan agreement are secured by a Senior Master Indenture Promissory Note, Series 2021-1 issued by the Obligated Group under an indenture (the “Master Indenture”). The obligations of the Borrowers are collateralized by certain leasehold and subleasehold deeds of trust or mortgages on the Borrowers’ interests in the development sites and facilities being constructed at each airport where the Borrowers hold ground leases. In addition, the Borrowers have assigned, pledged and granted a first priority security interest in all funds held under the Master Indenture and all right, title and interest in the gross revenues of the Borrowers. Furthermore, Sky, Sky Harbour Holdings LLC and SHC have each pledged as collateral its respective ownership interest in any of the Borrowers.

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

On  March 22, 2023, SHC elected to modify the scope of the Series 2021 Bonds pursuant to the terms of the Master Indenture, in order to reallocate a portion of the proceeds of the Series 2021 Bonds to its project site located at ADS (the “ADS Project”) . In connection with the election to modify the scope of the Series 2021 PABs to include the ADS Project, (i) Addison Hangars LLC (“Sky Harbour Addison”) and OPF Hangars Landlord LLC (“OPF Hangars”) joined as members of the Obligated Group, (ii) Sky Harbour Holdings LLC contributed its membership interest in OPF Hangars to SHC, (iii) SHC pledged its equity interest in each of Sky Harbour Addison and OPF Hangars to the Master Trustee as security for the obligations under the Series 2021 Bonds, (iv) Sky Harbour Addison granted to the Master Trustee a mortgage on its leasehold interest in the real property comprising the ADS Project, (v) OPF Hangars granted the Master Trustee a mortgage on its leasehold interest in the real estate comprising the project located in Opa Locka, Florida, and (vi) Sky Harbour Services LLC, a wholly-owned subsidiary of the Company, has agreed to waive all management fees and development fees during the construction period of the projects associated with the Series 2021 Bonds.

As of March 31, 2023 and December 31, 2022, the fair value of the Company’s Series 2021-1 Bonds was approximately $125.4 million and $119.5 million, respectively. As of March 31, 2023, the fair value of the Company's bonds is estimated utilizing Level 3 inputs, including unobservable inputs reflecting assumptions about the inputs used in pricing the Series 2021-1 Bonds, including using current borrowing rates and trading for debt instruments with similar terms, as there were no trades of the Series 2021-1 Bonds during the three months ended March 31, 2023. As of December 31, 2022, the fair value of the Company’s bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets.

The following table summarizes the Company’s Bonds payable as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(4,753)
Accumulated amortization of debt issuance costs and bond premium	427	374
Total Bonds payable, net	$162,263	$162,210

Interest

The following table sets forth the details of interest expense:

	Three months ended
	March 31, 2023	March 31, 2022
Interest	$1,735	$1,735
Amortization of bond premium and debt issuance costs	53	77
Total interest incurred	1,788	1,812
Less: capitalized interest	(1,788)	(1,812)
Interest expense	$-	$-

9.	Warrants

SHG's legal predecessor, Yellowstone Acquisition Company (“Yellowstone”), issued to third-party investors 6,799,439 warrants which entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”) as part of Yellowstone’s initial public offering. Yellowstone. In addition, Yellowstone sold 7,719,779 private placement warrants (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to BOC Yellowstone LLC (the “Sponsor”). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Warrants remain outstanding under the same terms and conditions to purchase shares of the Company’s Class A Common Stock. As of March 31, 2023, 6,799,189 and 7,719,779 Public and Private Warrants remain outstanding, respectively.

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

The closing price of the Public Warrants was $0.49 and $0.20 per warrant on March 31, 2023 and December 31, 2022, respectively. The aggregate fair value of the Warrants was approximately $7.1 million and $2.9 million as of March 31, 2023 and December 31, 2022, respectively. The Company recorded unrealized losses of approximately $4.2 million and $13.9 million during the three months ended March 31, 2023 and the three months ended March 31, 2022, respectively.

10.	Equity and Redeemable Equity

Common Equity

As of March 31, 2023, there were 15,108,725 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

In consideration for entering into the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company issued to B. Riley 25,000 shares of Class A Common Stock as initial commitment shares and will issue up to an aggregate of 75,000 shares of its Class A Common Stock as additional commitment shares if certain conditions and milestones are met. As of  March 31, 2023, the Company has not directed B. Riley to purchase any Class A Common Stock pursuant to the Stock Purchase Agreement.

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of March 31, 2023 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares on the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of March 31, 2023, the LLC interests owned approximately 73.8% of the Sky Common Units outstanding.

11.	Equity Compensation

Restricted Stock Units (“RSUs”)

In February 2023, the Company granted time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan. 545,522 of time-based awards were granted at a grant date fair value of $5.75, which will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on February 13, 2027.

During the three months ended March 31, 2023 and March 31, 2022, the Company recognized stock compensation expense of $393 and $0, respectively associated with all RSU awards. As of March 31, 2023, there are approximately 1,183,022 non-vested RSUs outstanding with a weighted average grant date fair value of $6.76. The unrecognized compensation costs associated with all unvested RSUs at March 31, 2023 was approximately $6.8 million that is expected to be recognized over a weighted-average future period of 3.5 years.

Sky Incentive Units

The Company recognized equity-based compensation expense relating to awarded equity units of Sky (the “Sky Incentive Units”) of $85 and $86 for the three months ended March 31, 2023, and March 31, 2022, respectively, which is recorded within General and Administrative Expenses within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. As of March 31, 2023, there was $0.6 million of total unrecognized compensation expense that is expected to be recognized over a weighted-average future period of 2.1 years.

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

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net loss	$(8,761)	$(19,514)
Less: Net loss attributable to non-controlling interests	(2,565)	(3,751)
Basic and diluted net loss attributable to Sky Harbour Group Corporation shareholders	$(6,196)	$(15,763)

Denominator:
Basic and diluted weighted average shares outstanding	14,983	10,954

Loss per share of Class A Common Stock – Basic and diluted	$(0.41)	$(1.44)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net loss per common share due the the Company's net loss position were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Shares subject to unvested restricted stock units	1,183,022	-
Shares issuable upon the exercise of Warrants	14,518,968	14,519,218
Shares issuable upon the exchange of Class B Common Stock	42,046,356	42,192,250
Shares issuable upon the exercise and exchange of Sky Incentive Units	2,807,750	2,807,750

13.	Related Party Transactions

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged per flight hour of use along with all direct operating costs. Additionally, the Company will also incur the pro rata share of maintenance, overhead and insurance costs of the aircraft. For the three months ended March 31, 2023 and March 31, 2022, the Company recognized $62 and $29 of expense, respectively, within General and administrative expense under the terms of this agreement. The related liability is included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2023.

For the three months ended March 31, 2023 and March 31, 2022, the Company paid $88 and $20 respectively, for consulting services, to a company that employed the chief financial officer until prior to July 1, 2021.

14.	Commitments and Contingencies

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

The Company has contracts for construction of the APA Phase I and DVT Phase I projects. The Company  may terminate any of the contracts or suspend construction without cause. There are no termination penalties under the APA Phase I or DVT Phase I construction contracts.

15.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Unrealized loss on Available-for-sale Securities	Total
Balance as of December 31, 2022	$(102)	$(102)
Other comprehensive income before reclassifications	223	223
Amounts reclassified to other (income) expense	(46)	(46)
Balance as of March 31, 2023	$75	$75

16.	Subsequent Events

Rapidbuilt Acquisition

On May 12, 2023 (the “Option Exercise Date”), Sky exercised the Vendor Purchase Option and acquired a 51% equity interest in Overflow Ltd., a Texas limited partnership (“Overflow”), and its wholly-owned subsidiary, Rapidbuilt, Inc., a Texas corporation (“Rapidbuilt”), for nominal consideration (the “Rapidbuilt Acquisition”). As a result of the Rapidbuilt Acquisition, Weatherford Steel Buildings Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Sky (“WSBH”), owns a 50% limited partnership interest in Overflow, and Weatherford Steel Buildings GP LLC, a Delaware limited liability company and wholly-owned subsidiary of Sky (“WSB GP”), owns a 1% general partnership interest in Overflow.

Rapidbuilt is a manufacturer of pre-engineered steel buildings that previously entered into the Vendor Agreement with Sky. Rapidbuilt and Sky’s strategic partnership has resulted in a standard set of proprietary prototype hangar designs, which are intended to deliver high-quality business aviation facilities, lower construction costs, minimize development risk, expedite permit issuance, and facilitate the implementation of refinements across Sky’s portfolio.

Guaranty Agreement and Overflow Loan Amendment

In connection with the Rapidbuilt Acquisition, Sky and Vista Bank (the “Lender”) entered into a consent, waiver, and second amendment (the “Loan Amendment”) and a guaranty agreement (the “Guaranty Agreement”) associated with the senior loan agreement between Overflow and Rapidbuilt (collectively, the “Borrowers”), and the Lender (the “Overflow Loan”). Pursuant to the Loan Amendment, (i) the Lender consented to the change in control with respect to the Borrowers; (ii) the Lender waived any pre-existing events of default on the part of the Borrowers; (iii) the Lender agreed to release certain borrowed funds held in reserve, subject to specified terms and conditions; and (iv) the Borrowers agreed to certain reserve enhancement obligations, including the ability to repay principal early at the sole discretion of the Borrowers. Pursuant to the Guaranty Agreement, all of the Borrowers’ obligations under the Overflow Loan will be guaranteed by Sky.

The Overflow Loan was originated in December 2020 between the Borrowers and the Lender and has approximately $10.0 million outstanding as of the Option Exercise Date. The Overflow Loan accrues interest at a per annum rate equal to 3.00% above the three-month secured overnight financing rate published for first day of each calendar quarter by the Federal Reserve Bank of New York. Interest is payable on a monthly basis, and the Borrowers agreed to make certain reserve enhancement payments on January 1, April 1, July 1, and October 1 of each calendar year. The maturity date of the Overflow Loan is December 1, 2025. The Overflow Loan is secured by the (i) accounts, (ii) intellectual property, (iii) equipment, (iv) inventory, (v) vehicles, and (vi) property of the Borrowers, and contains customary affirmative and negative covenants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities Exchange Commission (the “SEC”) on March 24, 2023 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov.

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

The table below presents certain information with respect to our portfolio as of March 31, 2023.

●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);
●	Nashville International Airport ("BNA"), Nashville, TN;
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ; and
●	Addison Airport ("ADS"), Addison, TX (Dallas area).

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at March 31, 2023
SGR Phase I	December 2020	7	66,080	17.6%	94
BNA Phase I & II	November 2022	10	149,069	39.7%	55
OPF Phase I	February 2023	12	160,092	42.7%	50
Total/Weighted Average		29	375,241	100.0%	60%

PROPERTIES IN DEVELOPMENT

		Scheduled		Estimated Total
		Construction	Scheduled	Construction Cost[1]
Facility	Status	Start	Completion Date	($mm)	Hangars	Square Footage
SGR Phase II	Predevelopment	October 2023	December 2024	10.3 - 12.0	4	58,400
OPF Phase II	In Development	September 2023	November 2024	28.1 - 32.7	7	102,077
APA Phase I	In Construction	November 2022	February 2024	37.2 - 43.2	9	133,530
APA Phase II	Predevelopment	August 2023	November 2024	28.6 - 33.2	9	103,400
DVT Phase I	In Construction	December 2022	March 2024	32.5 - 37.8	8	115,864
DVT Phase II	Predevelopment	November 2023	February 2025	28.2 - 32.8	8	105,000
ADS Phase I	In Development	August 2023	November 2024	29.2 - 33.8	6	119,847
ADS Phase II	Predevelopment	March 2024	June 2025	6.8 - 9.8	1	34,917
ADS Phase III	Predevelopment	January 2025	March 2026	16.5 - 19.5	4	69,024
Total				$217.4 - 254.8	56	842,059

Recent Developments

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

On March 22, 2023, we satisfied the requirements within the Series 2021 Bonds indenture to fund construction costs associated with our ADS Phase I development project with proceeds received from our Series 2021 PABs. See “Note 8 — Bonds payable and interest” in the Notes to Consolidated Financial Statements for additional information regarding the modification of the scope of our Series 2021 Bonds. The approval and exercise of such rights will allow approximately $26 million of proceeds to be used to fund the ADS Phase I development project, and is projected to improve our debt service coverage associated with the Series 2021 Bonds.

On May 12, 2023, we completed the Rapidbuilt Acquisition. We expect this vertical integration will enable us to deliver metal buildings to each development site in shorter timeframes, which we believe will reduce the overall construction duration of each development project

Factors That May Influence Future Results of Operations

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

Ground Lease Expense

One of our largest expenses is the lease payments under our ground leases. For the three months ended March 31, 2023 and 2022, our operating lease expense for ground leases was $0.9 million and $1.0 million, respectively. As we enter into new ground leases at new airport sites, our payments to airport landlords will continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively.

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

We maintain the ability to include up to $50 million in new projects outside the original five locations to be funded with a portion of the existing proceeds held by the trustee as long as certain approvals and supplemental consultant reports are provided showing that such new project would result in better coverage of debt service than previously contemplated projects. We exercised this ability utilizing approximately $26 million of the $50 million available and received the requisite approvals and reports in March 2023 with respect to our ADS Phase I development project.

We previously raised equity capital to, along with potential future debt and further equity issuances, begin to fund additional airport campuses and reach up to 20 airport campuses over the next several years. On average, each future campus is anticipated to be composed of an average of 10-20 hangars and is expected to cost approximately $55 million per campus, with 60% or more to be funded with additional public activity bonds. All these future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Three months ended
	March 31, 2023	March 31, 2022	Change
Revenue:
Rental revenue	$1,107	$397	$710
Total revenue	1,107	397	710

Expenses:
Operating	1,792	1,234	558
Depreciation	450	145	305
General and administrative	3,549	4,594	(1,045)
Total expenses	5,791	5,973	(182)

Operating loss	(4,684)	(5,576)	892

Other (income) expense:
Unrealized loss on warrants	4,210	13,938	(9,728)
Other (income) expense	(133)	-	(133)
Total other (income) expense	4,077	13,938	(9,861)

Net income (loss)	$(8,761)	$(19,514)	$10,753

Revenues

Revenues for the three months ended March 31, 2023 were approximately $1.1 million, compared to approximately $0.4 million for the three months ended March 31, 2022. The $0.7 million, or 179%, increase was primarily the result of tenant leases commencing at our OPF hangar campus during the three months ended March 31, 2023, as well as the impact of certain additional tenant leases in place at our SGR and BNA hangar campuses as compared to the three months ended March 31, 2022.

Operating Expenses

Operating expenses increased approximately $0.6 million, or 45%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase reflects higher operating costs associated with the commencement of operations at our BNA and OPF hangar campuses during the three months ended December 31, 2022 and March 31, 2023, respectively. Salaries, wages, and benefits associated with our campus personnel increased by approximately $0.2 million, primarily driven by headcount increases at our BNA and OPF hangar campuses. Other operating expenses increased approximately $0.4 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at our OPF, BNA, and SGR hangar campuses.

Depreciation Expense

Depreciation increased approximately $0.3 million, or 208%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase reflects the opening of our OPF hangar campus during the three months ended March 31, 2023, the opening of our BNA hangar campus during the three months ended December 31, 2022 and the placement of additional ground support equipment into service throughout 2022 and 2023.

General and Administrative Expenses

For the three months ended March 31, 2023, and 2022, general and administrative expenses were approximately $3.5 million and $4.6 million, respectively. The approximately $1.1 million decrease was primarily due to an approximately $0.8 million decrease in professional fees, which was primarily driven by decreased in legal and accounting related costs due non-recurring transaction costs incurred during the three months ended March 31, 2022, and our efforts to internalize job functions. Marketing and other pursuit costs decreased approximately $0.1 million year-over-year, driven by a reduction in third-party consulting fees, offset by higher travel costs associated with securing airport site acquisitions and potential tenants. Other administrative expenses decreased approximately $0.1 million primarily due to decreased corporate insurance premiums.

Other (Income) Expense

Other (income) expenses decreased from approximately $13.9 million of expense to approximately $4.1 million of expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease was primarily due to a $9.7 million difference in the mark-to-market adjustment of the outstanding warrants at March 31, 2023 as compared to March 31, 2022.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund the construction of new assets, fund working capital and other general business needs. Our primary sources of cash include the potential issuance of equity and debt securities and rental payments from tenants. Our long-term liquidity requirements include lease payments under our ground leases with airport authorities, repaying principal and interest on outstanding borrowings, funding the construction costs of our HBS campuses (see “— Construction Material Costs and Labor”), funding for operations, and paying accrued expenses.

We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional private activity bonds and other debt and the issuance of additional equity securities. However, as we have recently become a publicly-traded company, we cannot assure you that we will have access to these sources of capital or that, even if such sources of capital are available, that these sources of capital will be available on favorable terms. Our ability to incur additional debt will depend on multiple factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that are or may be imposed by future lenders. Our ability to access the equity and debt capital markets will depend on multiple factors as well, including general market conditions for real estate companies, our degree of leverage, the trading price of our common stock and debt and market perceptions about our Company.

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the Series 2021 Bonds indenture. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of March 31, 2023.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$2,853	$2,174
Restricted cash	70,303	39,222
Investments	18,405	24,895
Restricted investments	74,594	114,648
Total cash, restricted cash, investments, and restricted investments	$166,155	$180,939

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

Equity Financing

On January 25, 2022 (the "Closing Date") we completed the transactions (the "Yellowstone Transaction") contemplated by the Equity Purchase Agreement, dated as of August 1, 2021 (the “Equity Purchase Agreement”), between Yellowstone and Sky. On the Closing Date, Yellowstone changed its name to Sky Harbour Group Corporation, and Sky restructured its capitalization, issuing its Sky Common Units to the Company. As a result of the Yellowstone Transaction, the Sky Common Units that Sky issued to BOC YAC in respect of its Series B Preferred Units were converted into 5,500,000 shares of the Company’s Class A Common Stock and holders of Sky Common Units received one share of the Company’s Class B Common Stock for each Common Unit. As consideration for the issuance of Sky Common Units to the Company, Yellowstone contributed approximately $48 million of net proceeds to us, consisting primarily of the BOC PIPE, and the amount held in the Yellowstone trust account, net of redemptions and transaction costs.

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

Covenants in the PABs require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The PABs are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of March 31, 2023, we were in compliance with all debt covenants.

Lease Commitments

The table below sets forth certain information with respect to our future minimum lease payments required under operating leases as of March 31, 2023 (in thousands):

Amount Due
2023 (remainder of year)	$1,592
2024	2,246
2025	2,304
2026	2,316
2027	2,379
Thereafter	196,645
Total lease payments	207,482
Less imputed interest	(153,649)
Total	$53,833

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2023 (in thousands):

	2023
	(remainder
	of year)	2024-2025	2026-2027	Thereafter	Total
Principal Payments of Long-Term Indebtedness	$-	$-	$-	$166,340	$166,340
Interest Payments on Long-Term Indebtedness	3,470	13,881	13,881	126,010	157,242
Lease Commitments	1,592	4,550	4,695	196,645	207,482

Total	$5,062	$18,431	$18,576	$488,995	$531,064

Interest payments for the next three years on the Series 2021 PABs are held in reserve as restricted cash and restricted investments.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Cash and restricted cash at beginning of period	$41,396	$203,935
Net cash used in operating activities	(4,553)	(10,164)
Net cash provided by (used in) investing activities	36,313	(178,994)
Net cash provided by financing activities	-	51,869
Cash and restricted cash at end of period	$73,156	$66,646

Operating Activities

Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Included in net cash provided by operations are certain non-recurring legal, accounting, and consulting costs incurred for up to four quarters as a result of becoming a public company. Our working capital consists primarily of cash, receivables from tenants, prepaid expenses, accounts payable, accrued compensation, accrued other expenses, and lease liabilities. The timing of collection of our tenant receivables, and the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.

 Net cash used in operating activities was approximately $4.6 million for the three months ended March 31, 2023, as compared to cash used in operating activities of approximately $10.2 million for the same period in 2022. The $5.6 million decrease in cash used in operating activities was primarily attributable to a $4.0 million favorable change in the Company's working capital position, which was partially driven by a reduction in corporate insurance premiums paid during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was also partially attributable to a $1.6 million decrease in net loss, net of non-cash adjustments. The decrease in net loss was primarily driven by non-recurring general and administrative expenses incurred in the expansion of our business, including transaction-related expenses incurred during the three months ended March 31, 2022.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various HBS hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of HBS development projects.

 Cash provided by investing activities was approximately $36.3 million for the three months ended March 31, 2023, as compared to cash used in investing activities of approximately $179.0 million for the same period in 2022. The increase of approximately $215.3 million in cash provided by investing activities was driven primarily by the approximately $166.6 million purchase of held-to-maturity U.S. Treasury securities during the three months ended March 31, 2022, as compared to no purchase activity and approximately $40.0 million of proceeds received during the three months ended March 31, 2023. The increase was also attributable to a $3.5 million decrease in payments for costs of construction due to the Company’s ongoing construction projects at OPF, APA, DVT, and ADS, and proceeds of approximately $6.7 million received related to certain of the Company's available for sale investments during the three months ended March 31, 2023.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our HBS hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash provided by financing activities was $0 for the three months ended March 31, 2023, as compared to net cash provided by financing activities of approximately $51.9 million for the same period in 2022. The approximately $51.9 million decrease in net cash provided by financing activities was primarily driven by $45.0 million of proceeds received from the issuance of the BOC PIPE and approximately $6.9 million of net proceeds from the Yellowstone trust account, both occurring during the three months ended March 31, 2022 and not recurring during the three months ended March 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

May 12, 2023

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

May 12, 2023

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

May 12, 2023