Form 10-Q
period 2023-06-30
Sky Harbour Group Corp
filed 2023-08-14
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, 15,242,892 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Cash	$2,556	$2,174
Restricted cash	16,633	39,222
Investments	17,122	24,895
Restricted investments	114,171	114,648
Prepaid expenses and other assets	4,024	4,448
Cost of construction	33,270	48,242
Constructed assets, net	78,412	39,709
Right-of-use assets	57,185	56,716
Long-lived assets, net	11,941	1,150
Total assets	$335,314	$331,204

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$13,389	$14,184
Operating lease liabilities	54,880	53,531
Loans payable and finance lease liabilities	10,972	-
Bonds payable, net of debt issuance costs and premiums	162,316	162,210
Warrants liability	4,501	2,904
Total liabilities	246,058	232,829

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 15,233,211 and 14,962,831 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,192,250 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	30,639	29,560
Accumulated deficit	(8,602)	(3,184)
Accumulated other comprehensive income (loss)	113	(102)
Total Sky Harbour Group Corporation stockholders’ equity	22,155	26,279

Non-controlling interests	67,101	72,096
Total equity	89,256	98,375

Total liabilities and equity	$335,314	$331,204

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Rental revenue	$1,728	$409	$2,835	$805
Total revenue	1,728	409	2,835	805

Expenses:
Operating	1,711	1,191	3,503	2,425
Depreciation	531	154	980	299
Loss on impairment of long-lived assets	-	248	-	248
General and administrative	3,732	3,943	7,282	8,536
Total expenses	5,974	5,536	11,765	11,508

Operating loss	(4,246)	(5,127)	(8,930)	(10,703)

Other (income) expense:
Interest expense	82	-	82	-
Unrealized (gain) loss on warrants	(2,613)	(15,390)	1,597	(1,452)
Other (income) expense	(81)	-	(215)	-
Total other (income) expense	(2,612)	(15,390)	1,464	(1,452)

Net income (loss)	(1,634)	10,263	(10,394)	(9,251)

Net loss attributable to non-controlling interests	(2,412)	(2,402)	(4,978)	(6,153)
Net income (loss) attributable to Sky Harbour Group Corporation shareholders	$778	$12,665	$(5,416)	$(3,098)

Earnings (loss) per share
Basic	$0.05	$0.85	$(0.36)	$(0.24)
Diluted	$(0.06)	$(0.09)	$(0.36)	$(0.24)
Weighted average shares
Basic	15,167	14,938	15,076	12,957
Diluted	29,686	29,466	15,076	12,957

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$(1,634)	$10,263	$(10,394)	$(9,251)
Other comprehensive income (loss), before related income taxes:
Unrealized gain (loss) on available-for-sale securities	93	(84)	317	(84)
Total comprehensive income (loss)	$(1,541)	$10,179	$(10,077)	$(9,335)

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Redeemable Sky Series B		Class A		Class B		Additional		Accumulated Other	Total		Non-
	Preferred Units		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Members	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Equity	Interests	Equity
Balance at December 31, 2022	-	$-	14,962,831	$1	42,192,250	$4	$29,560	$(3,184)	$(102)	26,279	$-	$72,096	$98,375
Share-based compensation	-	-	-	-	-	-	393	-	-	393	-	85	478
Exchange of Class B Common Stock	-	-	145,894	-	(145,894)	-	184	-	-	184	-	(184)	-
Other comprehensive income	-	-	-	-	-	-	-	-	177	177	-	-	177
Net loss	-	-	-	-	-	-	-	(6,196)	-	(6,196)	-	(2,565)	(8,761)
Balance at March 31, 2023	-	$-	15,108,725	$1	42,046,356	$4	$30,137	$(9,380)	$75	$20,837	$-	$69,432	$90,269
Share-based compensation	-	-	-	-	-	-	499	-	-	499	-	81	580
Vesting of restricted stock units	-	-	124,261	-	-	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	225	-	(225)	-	3	-	-	3	-	-	3
Other comprehensive income	-	-	-	-	-	-	-	-	38	38	-	-	38
Net loss	-	-	-	-	-	-	-	778	-	778	-	(2,412)	(1,634)
Balance at June 30, 2023	-	$-	15,233,211	$1	42,046,131	$4	$30,639	$(8,602)	$113	$22,155	$-	$67,101	$89,256

	Redeemable Series B		Class A		Class B		Additional		Accumulated Other	Total		Non-	Total
	Preferred Units		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Members	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Equity	Interests	(Deficit)
Balance at December 31, 2021	-	$54,029	-	$-	-	$-	$-	$-	$-	-	$16,931	$-	$16,931
Sky incentive compensation prior to recapitalization	-	-	-	-	-	-	-	-	-	-	23	-	23
Net income (loss) prior to recapitalization	-	-	-	-	-	-	-	-	-	-	(1,247)	-	(1,247)
Yellowstone Transaction and recapitalization, See Note 3	-	(54,029)	14,937,581	1	42,192,250	4	28,681	-	-	28,686	(15,707)	81,024	94,003
Sky incentive compensation following recapitalization	-	-	-	-	-	-	-	-	-	-	-	63	63
Net loss following recapitalization	-	-	-	-	-	-	-	(15,763)	-	(15,763)	-	(2,504)	(18,267)
Balance at March 31, 2022	-	$-	14,937,581	$1	42,192,250	$4	$28,681	$(15,763)	$-	$12,923	$-	$78,583	$91,506
Share-based compensation	-	-	-	-	-	-	160	-	-	160	-	-	160
Sky incentive compensation	-	-	-	-	-	-	-	-	-	-	-	85	85
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(84)	(84)	-		(84)
Net income (loss)	-	-	-	-	-	-	-	12,665	-	12,665	-	(2,402)	10,263
Balance at June 30, 2022	-	$-	14,937,581	$1	42,192,250	$4	$28,841	$(3,098)	$(84)	$25,664	$-	$76,266	$101,930

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(10,394)	$(9,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	980	299
Straight-line rent adjustments, net	(114)	19
Equity-based compensation	1,058	331
Loss on impairment of long-lived assets	-	248
Non-cash operating lease expense	906	946
Unrealized loss (gain) on warrants	1,597	(1,452)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,743)	(3,898)
Right-of-use asset initial direct costs	(26)	(9,555)
Accounts payable, accrued expenses and other liabilities	(1,367)	(1,991)
Net cash used in operating activities	(9,103)	(24,304)

Cash flows from investing activities:
Purchases of long-lived assets	(209)	(484)
Payments for cost of construction	(21,155)	(20,739)
Investment in notes receivable	(2,037)	-
Net cash provided by acquisition of business	1,793	-
Purchases of available for sale investments	(3,393)	(29,997)
Purchases of held-to-maturity investments	(52,998)	(166,560)
Proceeds from available for sale investments	11,483	-
Proceeds from held-to-maturity investments	53,457	28,468
Net cash used in investing activities	(13,059)	(189,312)

Cash flows from financing activities:
Proceeds from issuance of BOC PIPE	-	45,000
Proceeds from Yellowstone trust	-	15,691
Proceeds from exercise of warrants	3	-
Principal payments for loans payable and finance leases	(48)	-
Payments for equity issuance costs	-	(8,822)
Net cash (used in) provided by financing activities	(45)	51,869

Net decrease in cash and restricted cash	(22,207)	(161,747)

Cash and restricted cash, beginning of year	41,396	203,935

Cash and restricted cash, end of period	$19,189	$42,188

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of June 30, 2023, SHG owned approximately 26.2% of the Sky Common Units and the prior holders of Sky Common Units (the “LLC Interests”) owned approximately 73.8% of the Sky Common Units and control the Company through their ownership of the Company's Class B Common Stock, $0.0001 par value (“Class B Common Stock”).

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

Certain historical amounts have been reclassified to conform to the current year’s presentation, including salaries, wages, and benefits associated with operations personnel employed at the Company's hangar development sites. $88 and $178 previously classified within general and administrative expenses on the consolidated statement of operations for the three and six months ended June 30, 2022, have been reclassified to operating expenses. This reclassification had no effect on total expenses, net income (loss), earnings (loss) per common share and had no impact on the Company’s consolidated balance sheets, statement of stockholders’ equity and statement of cash flows for the prior year period.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include assumptions used within impairment analyses, estimated useful lives of depreciable assets and amortizable costs, estimates of inputs utilized in determining incentive compensation expense and financial instruments such as warrants, estimates and assumptions related to right-of-use assets and operating lease liabilities, and estimates and assumptions used in the determination of the fair value of assets acquired and liabilities assumed in the business combination. Actual results could differ materially from those estimates.

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

Cost of Construction

Cost of construction on the consolidated balance sheets is carried at cost. The cost of acquiring an asset includes the costs necessary to bring a capital project to the condition necessary for its intended use. Costs are capitalized once the construction of a specific capital project is probable. Construction labor and other direct costs of construction are capitalized. Professional fees for engineering, procurement, consulting, and other soft costs that are directly identifiable with the project and are considered an incremental direct cost are capitalized. Activities associated with internally manufactured hangar buildings, including materials, direct manufacturing labor, and manufacturing overhead directly identifiable with such activities are allocated to our construction projects and capitalized. The Company allocates a portion of its internal salaries to both capitalized cost of construction and to general and administrative expense based on the percentage of time certain employees worked in the related areas. Interest, net of the amortization of debt issuance costs and premiums, and net of interest income earned on bond proceeds, is also capitalized until the capital project is completed.

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

Revenue recognition

The Company leases the hangar facilities that it constructs to third parties. The lease agreements are either on a month-to-month basis or have a defined term and may have options to extend the term. Some of the leases contain options to terminate the lease by either party with given notice. There are no options given to the lessee to purchase the underlying assets. Rental revenue is recognized in accordance with ASC Topic 842, Leases (see Note 7) and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease and (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the common area maintenance and operating expenses of the property and are recognized in the same period as the expenses are incurred. As of June 30, 2023 and December 31, 2022, the deferred rent receivable included in prepaid expenses and other assets was $218 and $83, respectively.

The Company evaluates the collectability of tenant receivables for payments required under the lease agreements. If the Company determines that collectability is not probable, the Company recognizes any difference between revenue amounts recognized to date under ASC 842 and payments that have been collected from the lessee, including security deposit amounts held, as a current period adjustment to rental revenue. There were no material adjustments to rental revenue for uncollectible tenant rental payments in either of the three and six months ended June 30, 2023 or 2022.

For the three and six months ended June 30, 2023 there were two tenants that individually accounted for more than 10% of the Company's revenue. The Company derived approximately 29% and 30% of its revenue from these two tenants for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, the Company derived approximately 88% and 89% of its revenue from two tenants, respectively.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three and six months ended June 30, 2023 and June 30, 2022. The effective income tax rate for the three and six months ended June 30, 2023 and June 30, 2022 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

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

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 8, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets. Unrealized losses on certain of the Company's investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the three and six months ended June 30, 2023. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. As of June 30, 2023, the Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets.

The following tables are summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$17,009	$113	$-	$17,122
Total investments	$17,009	$113	$-	$17,122

Restricted investments, held-to-maturity:
U.S. Treasuries	114,171	761	(1,229)	113,703
Total restricted investments	$114,171	$761	$(1,229)	$113,703

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$24,997	$65	$(167)	$24,895
Total investments	$24,997	$65	$(167)	$24,895

Restricted investments, held-to-maturity:
U.S. Treasuries	114,648	299	(1,991)	112,956
Total restricted investments	$114,648	$299	$(1,991)	$112,956

The following table sets forth the maturity profile of the Company's investments and restricted investments as of June 30, 2023:

	Investments	Restricted Investments
Due within one year	$17,122	$97,418
Due one year through five years	-	16,753
Total	$17,122	$114,171

4.	Cost of Construction and Constructed Assets

The Company’s portfolio as of June 30, 2023 includes the following completed and in-development projects:

●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);
●	Nashville International Airport (“BNA”), Nashville, TN;
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ; and
●	Addison Airport (“ADS”), Addison, TX (Dallas area).

Constructed assets, net, and cost of construction, consists of the following:

	June 30, 2023	December 31, 2022
Constructed assets, net of accumulated depreciation:
Buildings, SGR (Phase I), BNA, and OPF (Phase I)	$80,464	$40,921
Accumulated depreciation	(2,052)	(1,212)
	$78,412	$39,709
Cost of construction:
OPF (Phase II), APA, DVT, and ADS	$33,270	$48,242

Depreciation expense for the three months ended June 30, 2023 and 2022 totaled $448 and $139, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 totaled $839 and $274, respectively.

5.	Long-lived Assets

Long-lived assets, net, consists of the following:

	June 30, 2023	December 31, 2022
Ground support equipment	$1,034	$485
Machinery and equipment	3,734	-
Land and buildings	7,000	-
Other equipment and fixtures	428	110
Purchase deposits and construction in progress	100	650
	12,296	1,245
Accumulated depreciation	(356)	(95)
	$11,940	$1,150

Depreciation expense for the three months ended June 30, 2023 and 2022 totaled $83 and $15, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 totaled $141 and $25 respectively. As of June 30, 2023 and December 31, 2022, long-lived assets included approximately $102 and $650, respectively, of purchase deposits towards ground support equipment which are not being depreciated as the assets have not been placed into service.

6.	Supplemental Balance Sheet and Cash Flow Information

Rapidbuilt Acquisition

On May 12, 2023 (the “Option Exercise Date”), Sky exercised its option to acquire a 51% equity interest in Overflow Ltd., a Texas limited partnership (“Overflow”), and its wholly-owned operating subsidiary, Rapidbuilt, Inc., a Texas corporation (“Rapidbuilt”), for nominal consideration (the “Rapidbuilt Acquisition”). As a result of the Rapidbuilt Acquisition, Weatherford Steel Buildings Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Sky (“WSBH”), owns a 50% limited partnership interest in Overflow, and Weatherford Steel Buildings GP LLC, a Delaware limited liability company and wholly-owned subsidiary of Sky (“WSB GP”), owns a 1% general partnership interest in Overflow.

Rapidbuilt is a manufacturer of pre-engineered steel buildings that previously entered into a supplier arrangement with Sky. Rapidbuilt and Sky’s strategic partnership has resulted in a standard set of proprietary prototype hangar designs, which are intended to deliver high-quality business aviation facilities, lower construction costs, minimize development risk, expedite permit issuance, and facilitate the implementation of refinements across Sky’s portfolio. The Company had pre-existing relationships with Rapidbuilt through a vendor agreement entered into in July 2022 to acquire construction materials related to the Company's development projects (the "Rapidbuilt Vendor Agreement") and a revolving line of credit loan and security agreement (the "Rapidbuilt Loan Agreement") to fund the working capital requirement of Rapidbuilt. These pre-existing relationships were effectively settled in the acquisition and the net receivable balance of $44 is included within the consideration transferred. No gain or loss was recognized in the effective settlement of the Rapidbuilt Vendor Agreement and the Rapidbuilt Loan Agreement.

The total cash purchase consideration was nominal. The Company accounted for the acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to assets acquired and liabilities assumed based on respective estimated fair values. The estimated fair values of the acquired assets and assume liabilities are based on preliminary calculations and subject to further refinement and may require adjustments to arrive at the final purchase price accounting. The Company expects the final purchase price allocation to be completed in a period of time that will not exceed one year from the Option Exercise Date. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation.

The following tables summarize the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the Rapidbuilt Acquisition:

May 12, 2023
Cash	$293
Restricted Cash	1,500
Long-lived assets	10,821
Total assets	12,614

Accounts payable, accrued expenses and other liabilities	1,550
Loans payable and finance lease liabilities	11,020
Total liabilities	12,570
Total fair value of net assets acquired	44

Effective settlement of net receivable from Rapidbuilt	44
Total consideration transferred	$44

Substantially all of Overflow and Rapidbuilt's activities relate to the manufacturing of pre-engineering hangar structures for Sky's hangar development projects. As such, the pro-forma effect of this acquisition on revenues and earnings was not material. The transaction costs associated with the acquisition were immaterial for the three and six months ended June 30, 2023.

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	June 30, 2023	December 31, 2022
Costs of construction	$4,392	$6,098
Employee compensation and benefits	1,183	2,047
Interest	3,474	3,470
Professional Fees	1,638	1,621
Other	2,702	948
	$13,389	$14,184

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Six months ended
	June 30, 2023	June 30, 2022
Accrued costs of construction, including capitalized interest	$9,197	$12,702
Accrued costs of long-lived assets	21	-
Accrued equity issuance costs	-	1,684
Debt issuance costs and premium amortized to cost of construction	106	153

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Six months ended
	June 30, 2023	June 30, 2022
Right-of-use assets obtained in exchange for operating lease liabilities	$1,368	$2,838
Net decrease in right-of-use assets and operating lease liabilities due to lease remeasurement	$(206)	$(12,189)

The following table summarizes interest paid:

	Six months ended
	June 30, 2023	June 30, 2022
Interest paid	$3,552	$2,063

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Six months ended
	June 30, 2023	June 30, 2022
Cash, beginning of year	$2,174	$6,805
Restricted cash, beginning of year	39,222	197,130
Cash and restricted cash, beginning of year	$41,396	$203,935

Cash, end of period	$2,556	$3,796
Restricted cash, end of period	16,633	38,392
Cash and restricted cash, end of period	$19,189	$42,188

7.	Leases

Lessee

All of the Company’s ground leases at airports are classified as operating leases under ASC Topic 842. Management has determined that it is reasonably certain that the Company will exercise its options to renew the leases, and therefore the renewal options are included in the lease term and the resulting ROU asset and operating lease liability balances. As the Company’s lease agreements do not provide a readily determinable implicit rate, nor is the rate available to the Company from its lessors, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

The Company’s lease population does not include any residual value guarantees. The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for the three and six month periods ended June 30, 2023 and 2022. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 14.

The Company’s ground leases have remaining terms ranging between 26 to 74 years, including options for the Company to extend the terms. These leases expire between 2049 and 2097, which include all lease extension options available to the Company. Certain of the Company's ground leases contain options to lease additional parcels of land at the Company's option within a specified period of time.

In  January 2023, the Company executed a lease amendment with the Town of Addison, Texas, to add two additional parcels of land (the "ADS Expansion Parcels") to the existing lease at ADS (the "ADS Lease"). The land associated with the ADS Expansion Parcels became available for possession in June 2023 for one parcel, and is expected to become available for possession in July 2024 for the other. The lease term for the ADS Expansion Parcels will be 40 years from the completion of construction for each respective parcel, and will effectively extend the term of the existing ADS Lease to be co-terminus with the ADS Expansion Parcels. The ADS Lease and the ADS Expansion Parcels contain no additional extension options as the lease term is the maximum allowable term permitted by the Town of Addison.

In addition to the Company’s ground leases, the company has operating leases for office space and ground support vehicles, and finance leases for vehicles supporting operations at Rapidbuilt.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Six months ended
	June 30,	June 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases as lessee	$1,022	$448

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term	June 30, 2023	December 31, 2022
Operating leases as lessee (in years)	54.5	55.3

Weighted Average Discount Rate
Operating leases as lessee	4.65%	4.62%

The Company’s future minimum lease payments required under leases as of  June 30, 2023 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023 (remainder of year)	$963	$15
2024	2,137	29
2025	2,380	24
2026	2,431	17
2027	2,494	2
Thereafter	199,870	-
Total lease payments	210,275	87
Less imputed interest	(155,395)	(6)
Total	$54,880	$81

Lessor

The Company leases the hangar facilities that it constructs to third-party tenants. These leases have been classified as operating leases. The Company does not have any leases classified as sales-type or direct financing leases. Lease agreements with tenants are either on a month-to-month basis or have a defined term with an option to extend the term. The defined term leases vary in length from one to ten years with options to renew for additional term(s) given to the lessee. One of the agreements contains an option by either party to terminate with appropriate notice, as defined. There are no options given to the lessee to purchase the underlying assets.

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

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  June 30, 2023:

Year Ending December 31,	Operating Leases
2023 (remainder of year)	$3,300
2024	5,270
2025	4,610
2026	2,924
2027	2,872
Thereafter	3,048
Total lease payments	22,024
Less rent concessions to be applied at Company’s discretion	(214)
Total	$21,810

8.	Bonds payable and interest

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

As of June 30, 2023 and December 31, 2022, the fair value of the Company’s Series 2021-1 Bonds was approximately $122.6 million and $119.5 million, respectively. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets.

The following table summarizes the Company’s Bonds payable as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(4,753)
Accumulated amortization of debt issuance costs and bond premium	480	374
Total Bonds payable, net	$162,316	$162,210

Rapidbuilt Loan and Guaranty Agreement

In connection with the Rapidbuilt Acquisition, Sky and Vista Bank (the “Lender”) entered into a consent, waiver, and second amendment (the “Loan Amendment”) and a guaranty agreement (the “Guaranty Agreement”) associated with the senior loan agreement between Overflow and Rapidbuilt (collectively, the “Rapidbuilt Borrowers”), and the Lender (the “Rapidbuilt Loan”). Pursuant to the Loan Amendment, (i) the Lender consented to the change in control with respect to the Rapidbuilt Borrowers; (ii) the Lender waived any pre-existing events of default on the part of the Rapidbuilt Borrowers; (iii) the Lender agreed to release certain borrowed funds held in reserve, subject to specified terms and conditions; and (iv) the Rapidbuilt Borrowers agreed to certain reserve enhancement obligations, including the ability to repay principal early at the sole discretion of the Rapidbuilt Borrowers. Pursuant to the Guaranty Agreement, all of the Rapidbuilt Borrowers’ obligations under the Rapidbuilt Loan will be guaranteed by Sky.

The Rapidbuilt Loan was originated in December 2020 between the Borrowers and the Lender and had approximately $10.3 million outstanding as of the Option Exercise Date. The Rapidbuilt Loan accrues interest at a per annum rate equal to 3.00% above the three-month secured overnight financing rate published for first day of each calendar quarter by the Federal Reserve Bank of New York. The weighted-average interest rate was 8.19% for the three months ended June 30, 2023. Interest is payable on a monthly basis, and the Rapidbuilt Borrowers agreed to make certain reserve enhancement payments on January 1, April 1, July 1, and October 1 of each calendar year. The maturity date of the Rapidbuilt Loan is December 1, 2025. The Rapidbuilt Loan is secured by the accounts, intellectual property, equipment, inventory, vehicles, and (property of the Rapidbuilt Borrowers, and contains customary affirmative and negative covenants.

Interest

The following table sets forth the details of interest expense:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest	$1,817	$1,735	$3,552	$3,470
Amortization of bond premium and debt issuance costs	53	76	106	153
Total interest incurred	1,870	1,811	3,658	3,623
Less: capitalized interest	(1,788)	(1,811)	(3,576)	(3,623)
Interest expense	$82	$-	$82	$-

9.	Warrants

SHG's legal predecessor, Yellowstone Acquisition Company (“Yellowstone”), issued to third-party investors 6,799,439 warrants which entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”) as part of Yellowstone’s initial public offering. Yellowstone. In addition, Yellowstone sold 7,719,779 private placement warrants (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to BOC Yellowstone LLC (the “Sponsor”). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Warrants remain outstanding under the same terms and conditions to purchase shares of the Company’s Class A Common Stock. As of June 30, 2023, 6,798,964 and 7,719,779 Public and Private Warrants remain outstanding, respectively.

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

The closing price of the Public Warrants was $0.31 and $0.20 per warrant on June 30, 2023 and December 31, 2022, respectively. The aggregate fair value of the Warrants was approximately $4.5 million and $2.9 million as of June 30, 2023 and December 31, 2022, respectively. The Company recorded unrealized gains of approximately $2.6 million and $15.4 million during the three months ended June 30, 2023 and June 30, 2022, respectively. The Company recorded an unrealized loss of approximately $1.6 million and an unrealized gain of approximately $1.5 million during the six months ended June 30, 2023 and June 30, 2022, respectively.

10.	Equity and Redeemable Equity

Common Equity

As of June 30, 2023, there were 15,233,211 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

In consideration for entering into the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company issued to B. Riley 25,000 shares of Class A Common Stock as initial commitment shares and will issue up to an aggregate of 75,000 shares of its Class A Common Stock as additional commitment shares if certain conditions and milestones are met. As of  June 30, 2023, the Company has not directed B. Riley to purchase any Class A Common Stock pursuant to the Stock Purchase Agreement.

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of June 30, 2023 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares on the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of June 30, 2023, the LLC interests owned approximately 73.8% of the Sky Common Units outstanding.

The former majority shareholder's ownership in Overflow is presented as a non-controlling interest within the Equity section of the consolidated balance sheet. As of June 30, 2023, the former majority shareholder owned approximately 49% of the partnership interests in Overflow.

11.	Equity Compensation

Restricted Stock Units (“RSUs”)

In February 2023, the Company granted time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan. 545,522 of time-based awards were granted at a grant date fair value of $5.75, which will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on February 13, 2027.

During the three and six months ended June 30, 2023, the Company recognized stock compensation expense of $499 and $892, respectively associated with all RSU awards, which is recorded within General and Administrative Expenses within the statement of operations. During the three and six months ended June 30, 2022, the Company recognized stock compensation expense of $160. As of June 30, 2023, there are approximately 1,004,938 non-vested RSUs outstanding with a weighted average grant date fair value of $6.61. The unrecognized compensation costs associated with all unvested RSUs at June 30, 2023 was approximately $6.3 million that is expected to be recognized over a weighted-average future period of 3.2 years.

Sky Incentive Units

The Company recognized equity-based compensation expense relating to awarded equity units of Sky (the “Sky Incentive Units”) of $81 and $166 for the three and six months ended June 30, 2023, respectively, and $85 and $171 for the three and six months ended June 30, 2022, respectively, which is recorded within General and Administrative Expenses within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. As of June 30, 2023, there was $0.5 million of total unrecognized compensation expense that is expected to be recognized over a weighted-average future period of 1.8 years.

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net income (loss)	$(1,634)	$10,263	$(10,394)	$(9,251)
Less: Net (loss) attributable to non-controlling interests	(2,412)	(2,402)	(4,978)	(6,153)
Basic net income (loss) attributable to Sky Harbour Group Corporation shareholders	778	12,665	(5,416)	(3,098)
Less: Unrealized gain on warrants	(2,613)	(15,390)	-	-
Diluted net (loss) attributable to Sky Harbour Group Corporation shareholders	$(1,835)	$(2,725)	$(5,416)	$(3,098)

Denominator:
Basic weighted average shares of Class A Common Stock outstanding	15,167	14,938	15,076	12,957
Effect of dilutive warrants	14,519	14,519	-	-
Effect of dilutive restricted stock	-	9	-	-
Diluted weighted average shares outstanding	29,686	29,466	15,076	12,957

Earnings (loss) per share of Class A Common Stock – Basic	$0.05	$0.85	$(0.36)	$(0.24)
Earnings (loss) per share of Class A Common Stock – Diluted	$(0.06)	$(0.09)	$(0.36)	$(0.24)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net loss per common share due the Company's net loss position were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Shares subject to unvested restricted stock units	1,004,938	651,514	1,004,938	661,000
Shares issuable upon the exercise of Warrants	-	-	14,518,743	14,519,218
Shares issuable upon the exchange of Class B Common Stock	42,046,356	42,192,250	42,046,356	42,192,250
Shares issuable upon the exercise and exchange of Sky Incentive Units	2,807,750	2,807,750	2,807,750	2,807,750

13.	Related Party Transactions

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged per flight hour of use along with all direct operating costs. Additionally, the Company will also incur the pro rata share of maintenance, overhead and insurance costs of the aircraft. For the three and six months ended June 30, 2023, the Company recognized $54 and $116 of expense, respectively, within General and administrative expense under the terms of this agreement. For the three and six months ended June 30, 2022, the Company recognized $53 and $84 of expense, respectively, associated with this agreement. The related liability is included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of June 30, 2023.

For the three and six months ended June 30, 2023, the Company recognized $8 and $95 of expense, respectively, for consulting services, to a company that employed the chief financial officer until prior to July 1, 2021. The Company recognized $25 and $45 of expense during the three and six months ended June 30, 2022 to the same company.

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

15.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Unrealized gain (loss) on Available-for-sale Securities	Total
Balance as of December 31, 2022	$(102)	$(102)
Other comprehensive income before reclassifications	317	317
Amounts reclassified to other (income) expense	(102)	(102)
Balance as of June 30, 2023	$113	$113

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Background

We are an aviation infrastructure development company building the first nationwide network of hangar campuses for business aircraft. We develop, lease, and manage general aviation hangars across the United States, targeting airfields in markets with significant aircraft populations and high hangar demand. Our hangar campuses feature exclusive private hangars and a full suite of dedicated services specifically optimized for home-based, versus transient, aircraft.

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

We realize economies of scale in construction through a proprietary prototype hangar design replicated at our hangar campuses across the United States. This allows for centralized procurement, straightforward permitting processes, efficient development processes, and the best hangar in business aviation. Unlike a service company, our revenues are mostly derived from long-term rental agreements, offering stability and forward visibility of revenues and cash flows. This allows the Company to fund its development through the public bond market, providing capital efficiency and mitigating refinance risk.

With six airport campuses either in development or ongoing operations, the company is targeting fourteen additional airfields in the current growth phase, and an additional 30 in the next.

The table below presents certain information with respect to our portfolio as of June 30, 2023.

●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);
●	Nashville International Airport ("BNA"), Nashville, TN;
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ; and
●	Addison Airport ("ADS"), Addison, TX (Dallas area).

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at June 30, 2023
SGR Phase I	December 2020	7	66,080	17.6%	94
BNA Phase I & II	November 2022	10	149,069	39.7%	55
OPF Phase I	February 2023	12	160,092	42.7%	67
Total/Weighted Average		29	375,241	100.0%	67%

PROPERTIES IN DEVELOPMENT

		Scheduled		Estimated Total
		Construction	Scheduled	Construction Cost[1]
Facility	Status	Start	Completion Date	($mm)	Hangars	Square Footage
SGR Phase II	Predevelopment	October 2023	December 2024	10.3 - 12.0	4	58,400
OPF Phase II	In Development	December 2023	February 2025	28.1 - 32.7	7	102,077
APA Phase I	In Construction	November 2022	February 2024	37.2 - 43.2	9	133,530
APA Phase II	Predevelopment	August 2023	November 2024	28.6 - 33.2	9	103,400
DVT Phase I	In Construction	December 2022	March 2024	32.5 - 37.8	8	115,864
DVT Phase II	Predevelopment	April 2024	February 2025	28.2 - 32.8	8	105,000
ADS Phase I	In Development	August 2023	November 2024	25.4 - 27.4	6	119,847
ADS Phase II	Predevelopment	March 2024	June 2025	6.8 - 9.8	1	34,917
ADS Phase III	Predevelopment	January 2025	March 2026	16.5 - 19.5	4	69,024
Total				$213.6 - 248.4	56	842,059

Recent Developments

On May 12, 2023, we completed the Rapidbuilt Acquisition. We expect this vertical integration will enable us to deliver metal buildings to each development site in shorter timeframes, which we believe will reduce the overall construction costs and duration of each development project.

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

Ground Lease Expense

One of our largest expenses is the lease payments under our ground leases. For the six months ended June 30, 2023 and 2022, our operating lease expense for ground leases was $1.8 million and $1.9 million, respectively. As we enter into new ground leases at new airport sites, our payments to airport landlords will continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively.

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

Construction Material Costs and Labor

When constructing our hangar campuses, we use various materials and components. We contract for certain of our materials and labor with general contractors under guaranteed maximum price contracts upon receipt of building permits. This allows us to mitigate certain of the risks associated with increases in certain building materials and labor costs between the time construction begins on a hangar campus and the time it is completed. Typically, the materials and most of the components used to construct our hangar campuses are readily available in the United States. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in steel, concrete, and labor. We believe that recent inflationary pressures and market conditions will lead to continued increases in construction costs as well as market rental rates for hangars within our hangar campus development projects. However, there can be no assurance that we will be able to increase the lease rates for the hangars within our hangar campuses to absorb these increased costs and/or delays, if at all.

In May 2023, we acquired a controlling interest in Rapidbuilt, a metal building and hangar door manufacturer, that we expect will ultimately result in a reduction in the overall cost of the metal building and hangar door components at all future hangar campus development projects. We expect this vertical integration will enable us to deliver metal buildings to each development site in shorter timeframes, which we believe will reduce the overall construction duration of each development project.

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

We previously raised equity capital to, along with potential future debt and further equity issuances, begin to fund additional airport campuses and reach up to 20 airport campuses over the next several years. On average, each future campus is anticipated to be composed of an average of 10-20 hangars and is expected to cost approximately $55 million per campus, with 60% or more to be funded with additional private activity bonds. All these future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include assumptions used within impairment analyses, estimated useful lives of depreciable assets and amortizable costs, estimates of inputs utilized in determining incentive compensation expense and equity instruments such as warrants, estimates and assumptions related to right-of-use assets and operating lease liabilities, and estimates and assumptions used in the determination of the fair value of assets acquired and liabilities assumed in the business combination. Actual results could differ materially from those estimates.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Three months ended
	June 30, 2023	June 30, 2022	Change
Revenue:
Rental revenue	$1,728	$409	$1,319
Total revenue	1,728	409	1,319

Expenses:
Operating	1,711	1,191	520
Depreciation	531	154	377
Loss on impairment of long-lived assets	-	248	(248)
General and administrative	3,732	3,943	(211)
Total expenses	5,974	5,536	438

Operating loss	(4,246)	(5,127)	881

Other (income) expense:
Interest expense	82	-	82
Unrealized gain on warrants	(2,613)	(15,390)	12,777
Other income	(81)	-	(81)
Total other (income) expense	(2,612)	(15,390)	12,778

Net income (loss)	$(1,634)	$10,263	$(11,897)

Revenues

Revenues for the three months ended June 30, 2023 were approximately $1.7 million, compared to approximately $0.4 million for the three months ended June 30, 2022. The $1.3 million, or 322%, increase was primarily the result of additional tenant leases commencing at our OPF hangar campus during the three months ended June 30, 2023, as well as the cumulative impact of certain additional tenant leases in place at our SGR, BNA, and OPF hangar campuses as compared to the three months ended June 30, 2022.

Operating Expenses

Operating expenses increased approximately $0.5 million, or 44%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase reflects higher operating costs associated with the commencement of operations at our BNA and OPF hangar campuses during the three months ended December 31, 2022 and March 31, 2023, respectively. Salaries, wages, and benefits associated with our campus personnel increased by approximately $0.2 million, primarily driven by headcount increases at our BNA and OPF hangar campuses. Other operating expenses increased approximately $0.3 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at our OPF, BNA, and SGR hangar campuses.

Depreciation Expense

Depreciation increased approximately $0.4 million, or 245%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase reflects a full quarter of depreciation associated with our OPF and BNA hangar campuses, which opened during the three months ended March 31, 2023, and the three months ended December 31, 2022, respectively. The increase was also partially driven by the placement of additional ground support equipment into service throughout 2022 and 2023.

General and Administrative Expenses

For the three months ended June 30, 2023, and 2022, general and administrative expenses were approximately $3.7 million and $3.9 million, respectively. The approximately $0.2 million decrease was primarily due to an approximately $0.4 million decrease in professional fees, which was primarily driven by decreased in legal and accounting related costs due non-recurring transaction costs incurred during the three months ended June 30, 2022, and our efforts to internalize job functions. Other administrative expenses decreased approximately $0.2 million primarily due to decreased corporate insurance premiums. These decreases were offset by an approximately $0.4 million increase in salaries, wages, and other benefits, primarily driven by an increase in expense recognized associated with our equity compensation program.

Other (Income) Expense

Other (income) expenses decreased from approximately $15.4 million of income to approximately $2.6 million of expense for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease was primarily due to a $12.8 million difference in the mark-to-market adjustment of the outstanding warrants at June 30, 2023 as compared to June 30, 2022.

Results of Operations

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Six months ended
	June 30, 2023	June 30, 2022	Change
Revenue:
Rental revenue	$2,835	$805	$2,030
Total revenue	2,835	805	2,030

Expenses:
Operating	3,503	2,425	1,078
Depreciation	980	299	681
Loss on impairment of long-lived assets	-	248	(248)
General and administrative	7,282	8,536	(1,254)
Total expenses	11,765	11,508	257

Operating loss	(8,930)	(10,703)	1,773

Other (income) expense:
Interest expense	82	-	82
Unrealized (gain) loss on warrants	1,597	(1,452)	3,049
Other income	(215)	-	(215)
Total other (income) expense	1,464	(1,452)	2,916

Net loss	$(10,394)	$(9,251)	$(1,143)

Revenues

Revenues for the six months ended June 30, 2023 were approximately $2.8 million, compared to approximately $0.8 million for the six months ended June 30, 2022. The $2.0 million, or 252%, increase was primarily the result of tenant leases commencing at our OPF and BNA hangar campuses during the six months ended June 30, 2023, as well as the cumulative impact of certain additional tenant leases in place at our SGR and BNA hangar campuses as compared to the six months ended June 30, 2022.

Operating Expenses

Operating expenses increased approximately $1.1 million, or 44%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase reflects higher operating costs associated with the commencement of operations at our BNA and OPF hangar campuses, which opened during the three months ended December 31, 2022 and March 31, 2023, respectively. Salaries, wages, and benefits associated with our campus personnel increased by approximately $0.4 million, primarily driven by headcount increases at our BNA and OPF hangar campuses. Other operating expenses increased approximately $0.7 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at our OPF, BNA, and SGR hangar campuses.

Depreciation Expense

Depreciation increased approximately $0.7 million, or 227%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase reflects the opening of our OPF hangar campus during the three months ended March 31, 2023, the opening of our BNA hangar campus during the three months ended December 31, 2022 and the placement of additional ground support equipment into service throughout 2022 and 2023.

General and Administrative Expenses

For the six months ended June 30, 2023, and 2022, general and administrative expenses were approximately $7.3 million and $8.5 million, respectively. The approximately $1.2 million decrease was primarily due to an approximately $1.3 million decrease in professional fees, which was primarily driven by decreased in legal and accounting related costs due non-recurring transaction costs incurred during the six months ended June 30, 2022, and our efforts to internalize job functions. Other administrative expenses decreased approximately $0.2 million primarily due to decreased corporate insurance premiums. These decreases were offset by an approximately $0.2 million increase in salaries, wages, and other benefits, primarily driven by an increase in expense recognized associated with our equity compensation program.

Other (Income) Expense

Other (income) expenses decreased from approximately $1.5 million of income to approximately $1.5 million of expense for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease was primarily due to a $3.0 million difference in the mark-to-market adjustment of the outstanding warrants at June 30, 2023 as compared to June 30, 2022.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund the construction of new assets, fund working capital and other general business needs. Our primary sources of cash include the potential issuance of equity and debt securities and rental payments from tenants. Our long-term liquidity requirements include lease payments under our ground leases with airport authorities, repaying principal and interest on outstanding borrowings, funding the construction costs of our hangar campus development projects (see “— Construction Material Costs and Labor”), funding for operations, and paying accrued expenses.

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

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the Series 2021 Bonds indenture. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of June 30, 2023.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$2,557	$2,174
Restricted cash	16,633	39,222
Investments	17,122	24,895
Restricted investments	114,171	114,648
Total cash, restricted cash, investments, and restricted investments	$150,483	$180,939

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

Covenants in the PABs require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The PABs are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of June 30, 2023, we were in compliance with all debt covenants.

Lease Commitments

The table below sets forth certain information with respect to our future minimum lease payments required under leases as of June 30, 2023 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2023 (remainder of year)	$963	$15
2024	2,137	29
2025	2,380	24
2026	2,431	17
2027	2,494	2
Thereafter	199,870	-
Total lease payments	210,275	87
Less imputed interest	(155,395)	(6)
Total	$54,880	$81

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2023 (in thousands):

	2023
	(remainder
	of year)	2024-2025	2026-2027	Thereafter	Total
Principal payments on bonds payable	$-	$-	$-	$166,340	$166,340
Contractual payments on other long-term indebtedness	928	9,887	131	20	10,966
Interest payments on long-term indebtedness	3,470	13,881	13,881	126,010	157,242
Lease commitments	978	4,569	4,945	199,870	210,362

Total	$5,376	$28,337	$18,957	$492,240	$544,910

Funds to meet interest payments for the next three years on the Series 2021 PABs are held in reserve as restricted cash and restricted investments.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended
	June 30, 2023	June 30, 2022
Cash and restricted cash at beginning of period	$41,396	$203,935
Net cash used in operating activities	(9,103)	(24,304)
Cash used in investing activities	(13,059)	(189,312)
Net cash provided by (used in) financing activities	(45)	51,869
Cash and restricted cash at end of period	$19,189	$42,188

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

 Net cash used in operating activities was approximately $9.1 million for the six months ended June 30, 2023, as compared to cash used in operating activities of approximately $24.3 million for the same period in 2022. The $15.2 million decrease in cash used in operating activities was primarily attributable to a $12.4 million favorable change in the Company's working capital position, which was primarily driven by $9.6 million of initial direct costs associated with the purchase of our former landlord's leasehold interest at our OPF campus during the six months ended June 30, 2022. The decrease was also partially attributable to a reduction in corporate insurance premiums paid during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was also partially attributable to a $2.8 million decrease in net loss, net of non-cash adjustments. The decrease in net loss was primarily driven by non-recurring general and administrative expenses incurred in the expansion of our business, including transaction-related expenses incurred during the six months ended June 30, 2022.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of hangar campus development projects.

 Cash used in investing activities was approximately $13.1 million for the six months ended June 30, 2023, as compared to cash used in investing activities of approximately $189.3 million for the same period in 2022. The decrease of approximately $176.2 million in cash used in investing activities was driven primarily by the approximately $166.6 million purchase of held-to-maturity U.S. Treasury securities during the six months ended June 30, 2022, as compared held-to-maturity U.S. Treasury purchase activity of approximately $53.0 million during the six months ended June 30, 2023. The Company received proceeds of approximately $53.3 million associated with its held-to-maturity investments during the six months ended June 30, 2023 as compared to $28.5 million during the six months ended June 30, 2023. The decrease was also attributable to a decrease of approximately $26.6 million in available-for-sale U.S. Treasury purchases.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash provided used in financing activities was less than $0.1 million for the six months ended June 30, 2023, as compared to net cash provided by financing activities of approximately $51.9 million for the same period in 2022. The approximately $51.9 million decrease in net cash provided by financing activities was primarily driven by $45.0 million of proceeds received from the issuance of the BOC PIPE and approximately $6.9 million of net proceeds from the Yellowstone trust account, both occurring during the six months ended June 30, 2022 and not recurring during the six months ended June 30, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2022 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

ITEM 6.	EXHIBITS

(a)	See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

10.1(#)(+)	Loan Agreement, dated as of December 1, 2020, by and among Rapidbuilt, Inc., Overflow, Ltd. and Vista Bank, as amended by the Consent, Waiver and Second Amendment to Loan Documents, dated as of May 12, 2023, by and among Vista Bank, Overflow, Ltd., Rapidbuilt, Inc. and Sky Harbour, LLC.

10.2(#)	Guaranty Agreement, dated as of May 12, 2023, by Sky Harbour LLC in favor of Vista Bank.

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104 (#)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(#)	Filed herewith.
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

August 14, 2023

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

August 14, 2023

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

August 14, 2023