Form 10-Q/A
period 2023-06-30
Sky Harbour Group Corp
filed 2023-10-10
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

SKY HARBOUR GROUP CORPORATION

EXPLANATORY NOTE

Sky Harbour Group Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2023 (this “ Amended Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2023 (the “Original Quarterly Report”).

Restatement Background

On October 10, 2023 the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed with the SEC on August 14, 2023.

Subsequent to filing of its Original Quarterly Report, the Company identified an error its historical consolidated financial statements for the six months ended June 30, 2023. Certain cash payments made during the six months ended June 30, 2023 associated with construction retainage liabilities incurred during the years ended December 31, 2021 and December 31, 2022 were erroneously included in the Company’s cash used in operating activities as opposed to cash used in investing activities for the six month period ending June 30, 2023.

Therefore, on October 10, 2023, the Audit Committee of the Board of Directors of the Company concluded, after discussions with the Company’s management, that the Company’s previously issued unaudited interim consolidated financial statements included in the Original Quarterly Report, should be restated and should no longer be relied upon. As such, the Company’s unaudited financial statements for the period ended June 30, 2023 are being restated to correct this error in this Amended Quarterly Report.

This Amended Quarterly Report also reflects the correction of certain immaterial errors in our previously issued consolidated financial statements for the three months ended June 30, 2023 and 2022. For a more detailed description of this revision, refer to the section entitled Note 2 - Basis of Presentation and Summary of Significant Accounting Policies.

After re-evaluation, in light of the classification error described above, the Company’s management identified a material weakness in the Company’s internal control over financial reporting related to the erroneous classification of certain cash flows, and the Company’s management determined that the Company’s disclosure controls and procedures were not effective as of June 30, 2023. For a discussion of management's consideration of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4, Controls and Procedures.

Items Amended in this Amended Quarterly Report

This Amended Quarterly Report presents the Original Quarterly Report, amended, and restated with modifications as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

●	Part I, Item 1. Financial Information
●	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I, Item 4, Controls and Procedures
●	Part II, Item 1A. Risk Factors
●	Part II, Item 6. Exhibits and Signatures

In addition, this Amended Quarterly Report includes an updated signature page and new certifications of the Company’s Chief Executive Officer and Chief Financial Officer, dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.1).

This Amended Quarterly Report sets forth the Original Quarterly Report in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Quarterly Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Quarterly Report, and such forward-looking statements should be read in their historical context. Except as described above, this Amended Quarterly Report does not amend, update or change any other items or disclosures in the Original Quarterly Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Quarterly Report speaks only as of the date the Original Quarterly Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Quarterly Report to give effect to any subsequent events. Accordingly, this Amended Quarterly Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendment to those filings.

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

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Rental revenue	$1,728	$409	$2,835	$805
Total revenue	1,728	409	2,835	805

Expenses:
Operating	1,711	1,191	3,503	2,425
Depreciation	531	154	980	299
Loss on impairment of long-lived assets	-	248	-	248
General and administrative	3,732	3,943	7,282	8,536
Total expenses	5,974	5,536	11,765	11,508

Operating loss	(4,246)	(5,127)	(8,930)	(10,703)

Other (income) expense:
Interest expense	82	-	82	-
Unrealized (gain) loss on warrants	(2,613)	(15,390)	1,597	(1,452)
Other (income) expense	(81)	-	(215)	-
Total other (income) expense	(2,612)	(15,390)	1,464	(1,452)

Net income (loss)	(1,634)	10,263	(10,394)	(9,251)

Net loss attributable to non-controlling interests	(2,412)	(2,402)	(4,978)	(6,153)
Net income (loss) attributable to Sky Harbour Group Corporation shareholders	$778	$12,665	$(5,416)	$(3,098)

Earnings (loss) per share
Basic	$0.05	$0.85	$(0.36)	$(0.24)
Diluted	$(0.03)	$0.17	$(0.36)	$(0.24)
Weighted average shares
Basic	15,167	14,938	15,076	12,957
Diluted	57,213	59,947	15,076	12,957

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

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	June 30, 2023 (As Restated)	June 30, 2022
Cash flows from operating activities:
Net loss	$(10,394)	$(9,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	980	299
Straight-line rent adjustments, net	(114)	19
Equity-based compensation	1,058	331
Loss on impairment of long-lived assets	-	248
Non-cash operating lease expense	906	946
Unrealized loss (gain) on warrants	1,597	(1,452)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,743)	(3,898)
Right-of-use asset initial direct costs	(26)	(9,555)
Accounts payable, accrued expenses and other liabilities	2,005	(1,991)
Net cash used in operating activities	(5,731)	(24,304)

Cash flows from investing activities:
Purchases of long-lived assets	(209)	(484)
Payments for cost of construction	(24,527)	(20,739)
Investment in notes receivable	(2,037)	-
Net cash provided by acquisition of business	1,793	-
Purchases of available for sale investments	(3,393)	(29,997)
Purchases of held-to-maturity investments	(52,998)	(166,560)
Proceeds from available for sale investments	11,483	-
Proceeds from held-to-maturity investments	53,457	28,468
Net cash used in investing activities	(16,431)	(189,312)

Cash flows from financing activities:
Proceeds from issuance of BOC PIPE	-	45,000
Proceeds from Yellowstone trust	-	15,691
Proceeds from exercise of warrants	3	-
Principal payments for loans payable and finance leases	(48)	-
Payments for equity issuance costs	-	(8,822)
Net cash (used in) provided by financing activities	(45)	51,869

Net decrease in cash and restricted cash	(22,207)	(161,747)

Cash and restricted cash, beginning of year	41,396	203,935

Cash and restricted cash, end of period	$19,189	$42,188

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

Restatement of Previously Issued Financial Statements

The Company’s previously issued interim consolidated financial statements as of and for the three and six months ended June 30, 2023 contained an error within the statement of cash flows for the six months ended June 30, 2023. Certain cash transactions made during the six months ended June 30, 2023 associated with the subsequent payment of construction retainage liabilities incurred and appropriately recognized during the years ended December 31, 2021 and December 31, 2022 were erroneously included in the Company’s cash used in operating activities as opposed to cash used in investing activities for the six month period ending June 30, 2023.

The effects of the correction of the prior-period misstatement to the specific line items previously presented in the consolidated statement of cash flows are reflected in the table below (in thousands):

	As Previously Reported	Adjustments	As Restated
Changes in Accounts payable, accrued expenses and other liabilities	$(1,367)	$3,372	$2,005
Net cash used in operating activities	(9,103)	3,372	(5,731)
Payments for cost of construction	(21,155)	(3,372)	(24,527)
Net cash used in investing activities	(13,059)	(3,372)	(16,431)

Revision of Previously Issued Financial Statements

The Company is also adjusting its previously issued financial statements for the correction of a previously identified immaterial error with respect to the calculation of diluted earnings (loss) per share for the three months ended June 30, 2023 and 2022. The Company identified that they incorrectly adjusted both the numerator for the change in fair value of its liability-classified warrants included in earnings and the incremental shares in the denominator when calculating diluted earnings per share for the three months ended June 30, 2023 and 2022. Adjustments related to the Company’s warrants should have been excluded from the numerator and denominator as their effect would have been anti-dilutive for both periods. The Company evaluated other potentially dilutive securities and determined that its Class B Common Stock meets the definition of a convertible security under Accounting Standards Codification (“ASC”) 260-10-20, and as such, should be included in the calculation of its weighted-average diluted shares outstanding.

The Company evaluated the effects of this error on its previously-issued condensed consolidated financial statements in accordance with the guidance in ASC Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality,” and ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded that no prior period is materially misstated. Accordingly, we have revised our condensed consolidated financial statements for the impacted prior periods herein.

The total identified misstatement to diluted net earnings (loss) per share for the three months ended June 30, 2023 and 2022 was $0.03 per share and $0.26 per share, increasing diluted EPS from the reported diluted EPS for the three months ended June 30, 2023 and 2022 from $(0.06) and $(0.09) per share to the corrected amounts of $(0.03) and $0.17 per share, respectively. The misstatement to diluted weighted average shares outstanding (in thousands) for the three months ended June 30, 2023 and 2022 was 27,527 shares and 30,481 shares, respectively, increasing diluted weighted average shares outstanding for the three months ended June 30, 2023 and 2022 from 29,686 and 29,466 to the corrected amounts of 57,213 and 59,947, respectively. Refer to Note 12 - Net Earnings (Loss) per Share in the consolidated financial statements for further details.

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

Basic earnings (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to SHG by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted net income (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to SHG, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares using the treasury stock or if-converted method as appropriate. Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net income (loss)	$(1,634)	$10,263	$(10,394)	$(9,251)
Less: Net (loss) attributable to non-controlling interests	(2,412)	(2,402)	(4,978)	(6,153)
Basic net income (loss) attributable to Sky Harbour Group Corporation shareholders	778	12,665	(5,416)	(3,098)
Less: Net (loss) attributable to non-controlling interests	(2,412)	(2,402)	-	-
Diluted net (loss) attributable to Sky Harbour Group Corporation shareholders	$(1,634)	$(10,263)	$(5,416)	$(3,098)

Denominator:
Basic weighted average shares of Class A Common Stock outstanding	15,167	14,938	15,076	12,957
Effect of dilutive exchange of Class B Common Stock	42,046	42,192	-	-
Effect of dilutive exchange of Sky Incentive Units	-	2,808	-	-
Effect of dilutive restricted stock	-	9	-	-
Diluted weighted average shares outstanding	57,213	59,947	15,076	12,957

Earnings (loss) per share of Class A Common Stock – Basic	$0.05	$0.85	$(0.36)	$(0.24)
Earnings (loss) per share of Class A Common Stock – Diluted	$(0.03)	$0.17	$(0.36)	$(0.24)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net loss per common share due the Company's net earnings (loss) position were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Shares subject to unvested restricted stock units	1,004,938	651,514	1,004,938	661,000
Shares issuable upon the exercise of Warrants	14,518,743	14,519,218	14,518,743	14,519,218
Shares issuable upon the exchange of Class B Common Stock	-	-	42,046,356	42,192,250
Shares issuable upon the exercise and exchange of Sky Incentive Units	2,807,750	-	2,807,750	2,807,750

13.	Related Party Transactions

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

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”), as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities Exchange Commission (the “SEC”) on March 24, 2023 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov.

The following information has been adjusted to reflect the restatement of our condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-Q/A and in Note 2, “Presentation and Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q/A.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “might,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

•	the effects of general economic conditions, including inflation, rising interest rates, and availability of construction materials and labor for our development projects;

•	our limited operating history makes it difficult to predict future revenues and operating results;

•	our ability to implement our construction costs mitigation strategies;

•	the restatement of our financial statements as of and for the three and six months ended June 30, 2023 and our ability to maintain an effective system of internal controls over financial reporting, including our ability to remediate the existing material weakness in our internal controls;

•	changes in applicable laws or regulations;

•	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and

•	our financial performance.

The forward-looking statements contained in this Form 10-Q/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in the Form 10-K may not be exhaustive.

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

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended
	June 30, 2023 (as restated)(1)	June 30, 2022
Cash and restricted cash at beginning of period	$41,396	$203,935
Net cash used in operating activities	(5,731)	(24,304)
Cash used in investing activities	(16,431)	(189,312)
Net cash provided by (used in) financing activities	(45)	51,869
Cash and restricted cash at end of period	$19,189	$42,188

(1)

For discussion on the adjustments made in connection with the restatement described under the “Explanatory Note” in this Form 10-Q/A, see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies - Restatement of Unaudited Condensed Consolidated Financial Statements.

Operating Activities (as restated)

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

Net cash used in operating activities was approximately $5.7 million for the six months ended June 30, 2023, as compared to cash used in operating activities of approximately $24.3 million for the same period in 2022. The $18.6 million decrease in cash used in operating activities was primarily attributable to a $15.8 million favorable change in the Company's working capital position, which was primarily driven by $9.6 million of initial direct costs associated with the purchase of our former landlord's leasehold interest at our OPF campus during the six months ended June 30, 2022. The decrease was also partially attributable to a reduction in corporate insurance premiums paid during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was also partially attributable to a $2.8 million decrease in net loss, net of non-cash adjustments. The decrease in net loss was primarily driven by non-recurring general and administrative expenses incurred in the expansion of our business, including transaction-related expenses incurred during the six months ended June 30, 2022.

Investing Activities (as restated)

Our primary investing activities have consisted of payments related to the cost of construction at our various hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of hangar campus development projects.

 Cash used in investing activities was approximately $16.4 million for the six months ended June 30, 2023, as compared to cash used in investing activities of approximately $189.3 million for the same period in 2022. The decrease of approximately $172.9 million in cash used in investing activities was driven primarily by the approximately $166.6 million purchase of held-to-maturity U.S. Treasury securities during the six months ended June 30, 2022, as compared held-to-maturity U.S. Treasury purchase activity of approximately $53.0 million during the six months ended June 30, 2023. The Company received proceeds of approximately $53.3 million associated with its held-to-maturity investments during the six months ended June 30, 2023 as compared to $28.5 million during the six months ended June 30, 2023. The decrease was also attributable to a decrease of approximately $26.6 million in available-for-sale U.S. Treasury purchases.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, at the time the Original Quarterly Report was filed, our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023 and concluded that our disclosure controls and procedures were effective. After filing the Original Quarterly Report, the Company identified a material weakness in internal control over financial reporting as described below. As a result, our Chief Executive Officer and Chief Financial Officer have re-evaluated the disclosure controls and procedures and concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as of June 30, 2023 due to the material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting as of June 30, 2023 that prevented us from identifying the misclassification within the statement of cash flows and gave rise to the necessity to file this Form 10-Q/A. Specifically, the Company’s internal control structure did not have an appropriate control to review the evaluation of the classification of certain cash flows in accordance with applicable accounting guidance at each reporting period.

Remediation Plan

With oversight from the Audit Committee and input from management, the Company has begun designing and implementing changes in processes and controls to remediate the material weakness described above and to enhance our internal control over financial reporting, including a control to review non-standard manual adjustments to the statement of cash flows in accordance with applicable accounting guidance.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Except as stated below, there have been no material changes in our risk factors from those disclosed in our 2022 Annual Report on Form 10-K.

We identified material a weakness in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

As discussed elsewhere in this Form 10-Q/A, we identified a material weakness in our internal control over financial reporting related to the classification of certain cash transactions made during the six months ended June 30, 2023 associated with the payment of construction retainage liabilities incurred during the years ended December 31, 2021 and December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. With oversight from the Audit Committee and input from management, in order to remediate the material weakness in internal control over financial reporting related to the ineffective operation of controls related to manual adjustments to the statement of cash flows, the Company has begun designing and implementing changes in processes and controls to remediate the material weakness described above and to enhance our internal control over financial reporting, including a control to review non-standard manual adjustments to the statement of cash flows in accordance with applicable accounting guidance.

As a result of the material weakness described above and other related matters that may arise in future periods, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or NYSE American, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this filing, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

We may identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot assure that our existing material weakness will be remediated or that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition, and results of operations.

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

October 10, 2023

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

October 10, 2023

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

October 10, 2023