Form 10-Q
period 2023-09-30
Sky Harbour Group Corp
filed 2023-11-09
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, 21,848,410 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Cash	$2,471	$2,174
Restricted cash	34,289	39,222
Investments	16,832	24,895
Restricted investments	80,183	114,648
Prepaid expenses and other assets	3,835	4,448
Cost of construction	48,153	48,242
Constructed assets, net	78,110	39,709
Right-of-use assets	56,829	56,716
Long-lived assets, net	12,075	1,150
Total assets	$332,777	$331,204

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$13,903	$14,184
Operating lease liabilities	55,027	53,531
Loans payable and finance lease liabilities	10,561	-
Bonds payable, net of debt issuance costs and premiums	162,368	162,210
Warrants liability	2,904	2,904
Total liabilities	244,763	232,829

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of September 30, 2023; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 15,252,574 and 14,962,831 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,192,250 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	31,139	29,560
Accumulated deficit	(8,791)	(3,184)
Accumulated other comprehensive income (loss)	298	(102)
Total Sky Harbour Group Corporation stockholders’ equity	22,651	26,279

Non-controlling interests	65,363	72,096
Total equity	88,014	98,375

Total liabilities and equity	$332,777	$331,204

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue:
Rental revenue	$2,502	$431	$5,337	$1,236
Total revenue	2,502	431	5,337	1,236

Expenses:
Operating	1,675	1,228	5,179	3,652
Depreciation	670	148	1,650	447
Loss on impairment of long-lived assets	-	-	-	248
General and administrative	3,556	3,599	10,838	12,136
Total expenses	5,901	4,975	17,667	16,483

Operating loss	(3,399)	(4,544)	(12,330)	(15,247)

Other (income) expense:
Interest expense	234	-	316	-
Unrealized gain on warrants	(1,597)	(1,452)	-	(2,904)
Other income	(37)	-	(252)	-
Total other (income) expense	(1,400)	(1,452)	64	(2,904)

Net loss	(1,999)	(3,092)	(12,394)	(12,343)

Net loss attributable to non-controlling interests	(1,810)	(2,479)	(6,788)	(8,632)
Net loss attributable to Sky Harbour Group Corporation shareholders	$(189)	$(613)	$(5,606)	$(3,711)

Loss per share
Basic	$(0.01)	$(0.04)	$(0.37)	$(0.27)
Diluted	$(0.01)	$(0.04)	$(0.37)	$(0.27)
Weighted average shares
Basic	15,245	14,949	15,132	13,628
Diluted	15,245	14,949	15,132	13,628

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(1,999)	$(3,092)	$(12,394)	$(12,343)
Other comprehensive income (loss), before related income taxes:
Unrealized gain (loss) on available-for-sale securities	204	(147)	521	(231)
Total comprehensive loss	$(1,795)	$(3,239)	$(11,873)	$(12,574)

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Redeemable Sky Series B		Class A		Class B		Additional		Accumulated Other	Total		Non-
	Preferred Units		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Members	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Equity	Interests	Equity
Balance at December 31, 2022	-	$-	14,962,831	$1	42,192,250	$4	$29,560	$(3,184)	$(102)	26,279	$-	$72,096	$98,375
Share-based compensation	-	-	-	-	-	-	393	-	-	393	-	85	478
Exchange of Class B Common Stock	-	-	145,894	-	(145,894)	-	184	-	-	184	-	(184)	-
Other comprehensive income	-	-	-	-	-	-	-	-	177	177	-	-	177
Net loss	-	-	-	-	-	-	-	(6,196)	-	(6,196)	-	(2,565)	(8,761)
Balance at March 31, 2023	-	$-	15,108,725	$1	42,046,356	$4	$30,137	$(9,380)	$75	$20,837	$-	$69,432	$90,269
Share-based compensation	-	-	-	-	-	-	499	-	-	499	-	81	580
Vesting of restricted stock units	-	-	124,261	-	-	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	225	-	-	-	3	-	-	3	-	-	3
Other comprehensive income	-	-	-	-	-	-	-	-	38	38	-	-	38
Net income (loss)	-	-	-	-	-	-	-	778	-	778	-	(2,412)	(1,634)
Balance at June 30, 2023	-	$-	15,233,211	$1	42,046,356	$4	$30,639	$(8,602)	$113	$22,155	$-	$67,101	$89,256
Share-based compensation	-	-	-	-	-	-	500	-	-	500	-	72	572
Vesting of restricted stock units	-	-	19,363	-	-	-	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	185	185	-	-	185
Net loss	-	-	-	-	-	-	-	(189)	-	(189)	-	(1,810)	(1,999)
Balance at September 30, 2023	-	$-	15,252,574	$1	42,046,356	$4	$31,139	$(8,791)	$298	$22,651	$-	$65,363	$88,014

	Redeemable Series B		Class A		Class B		Additional		Accumulated Other	Total		Non-	Total
	Preferred Units		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Members	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Equity	Interests	(Deficit)
Balance at December 31, 2021	-	$54,029	-	$-	-	$-	$-	$-	$-	-	$16,931	$-	$16,931
Sky incentive compensation prior to recapitalization	-	-	-	-	-	-	-	-	-	-	23	-	23
Net income (loss) prior to recapitalization	-	-	-	-	-	-	-	-	-	-	(1,247)	-	(1,247)
Yellowstone Transaction and recapitalization	-	(54,029)	14,937,581	1	42,192,250	4	28,681	-	-	28,686	(15,707)	81,024	94,003
Sky incentive compensation following recapitalization	-	-	-	-	-	-	-	-	-	-	-	63	63
Net loss following recapitalization	-	-	-	-	-	-	-	(15,763)	-	(15,763)	-	(2,504)	(18,267)
Balance at March 31, 2022	-	$-	14,937,581	$1	42,192,250	$4	$28,681	$(15,763)	$-	$12,923	$-	$78,583	$91,506
Share-based compensation	-	-	-	-	-	-	160	-	-	160	-	85	245
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(84)	(84)	-		(84)
Net income (loss)	-	-	-	-	-	-	-	12,665	-	12,665	-	(2,402)	10,263
Balance at June 30, 2022	-	$-	14,937,581	$1	42,192,250	$4	$28,841	$(3,098)	$(84)	$25,664	$-	$76,266	$101,930
Share-based compensation	-	-	-	-	-	-	298	-	-	298	-	85	383
Issuance of initial commitment shares	-	-	25,000	-	-	-	112	-	-	112	-	-	112
Exercise of warrants	-	-	250	-	-	-	3	-		3	-	-	3
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(147)	(147)	-	-	(147)
Net loss	-	-	-	-	-	-	-	(613)	-	(613)	-	(2,479)	(3,092)
Balance at September 30, 2022	-	$-	14,962,831	$1	42,192,250	$4	$29,254	$(3,711)	$(231)	$25,317	$-	$73,872	$99,189

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(12,394)	$(12,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,650	447
Straight-line rent adjustments, net	(188)	14
Equity-based compensation	1,630	826
Loss on impairment of long-lived assets	-	248
Non-cash operating lease expense	1,409	1,451
Unrealized loss (gain) on warrants	-	(2,904)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	674	(1,768)
Right-of-use asset initial direct costs	(26)	(9,555)
Accounts payable, accrued expenses and other liabilities	982	(1,698)
Net cash used in operating activities	(6,263)	(25,282)

Cash flows from investing activities:
Purchases of long-lived assets	(597)	(645)
Payments for cost of construction	(40,043)	(35,597)
Investment in notes receivable, net	(2,040)	(1,955)
Net cash provided by acquisition of business	1,793	-
Purchases of available for sale investments	(5,427)	(29,996)
Purchases of held-to-maturity investments	(103,994)	(193,822)
Proceeds from available for sale investments	14,011	-
Proceeds from held-to-maturity investments	138,434	48,466
Net cash provided by (used in) investing activities	2,137	(213,549)

Cash flows from financing activities:
Proceeds from issuance of BOC PIPE	-	45,000
Proceeds from Yellowstone trust	-	15,691
Proceeds from exercise of warrants	3	3
Principal payments for loans payable and finance leases	(513)	-
Refund of debt issuance costs	-	1,249
Payments for equity issuance costs	-	(9,153)
Net cash (used in) provided by financing activities	(510)	52,790

Net decrease in cash and restricted cash	(4,636)	(186,041)

Cash and restricted cash, beginning of year	41,396	203,935

Cash and restricted cash, end of period	$36,760	$17,894

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of September 30, 2023, SHG owned approximately 26.2% of the Sky Common Units and the prior holders of Sky Common Units (the “LLC Interests”) owned approximately 73.8% of the Sky Common Units and control the Company through their ownership of the Company's Class B Common Stock, $0.0001 par value (“Class B Common Stock”).

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

Certain historical amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include assumptions used within impairment analyses, estimated useful lives of depreciable assets and amortizable costs, estimates of inputs utilized in determining the fair value of financial instruments such as warrants, estimates and assumptions related to right-of-use assets and operating lease liabilities, and estimates and assumptions used in the determination of the fair value of assets acquired and liabilities assumed in the business combination. Actual results could differ materially from those estimates.

Risks and Uncertainties

The Company’s operations have been limited to-date. For most of its history, the Company has been engaged in securing access to land through ground leases and developing and constructing aviation hangars. The major risks faced by the Company is its future ability to obtain additional tenants for the facilities that it constructs, and to contract with such tenants for rental income in an amount that is sufficient to meet the Company’s financial obligations, including increasing construction costs due to inflation and increased borrowing costs to the extent that the Company incurs additional indebtedness.

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

Significant Accounting Policies

Basis of Consolidation

SHG is deemed to have a controlling interest of Sky through its appointment as the Managing Member of Sky, in which SHG has control over the affairs and decision-making of Sky. The interests in Sky not owned by the Company are presented as non-controlling interests. Sky’s ownership percentage in each of its consolidated subsidiaries is 100%, unless otherwise disclosed. There are no unconsolidated variable interest entities (“VIEs”) in which Sky is considered to be the primary beneficiary.

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

The Company has lease agreements with lease and non-lease components; the Company has elected the accounting policy to not separate lease and non-lease components for all underlying asset classes. The Company has not elected to capitalize any interest cost that is implicit within its operating leases into cost of construction on the consolidated balance sheet, but instead, expenses its ground lease cost as a component of operating expenses in the consolidated statements of operations.

Warrants liability

On January 25, 2022 (the "Closing Date") we completed the transactions (the "Yellowstone Transaction") contemplated by the Equity Purchase Agreement, dated as of August 1, 2021 (the “Equity Purchase Agreement”), between SHG's legal predecessor, Yellowstone Acquisition Company (“Yellowstone”), and Sky. The Company accounts for the warrants assumed in the Yellowstone Transaction (see Note 9 — Warrants) in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), under which warrants that do not meet the criteria for equity classification and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities carried at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the consolidated statement of operations.

Revenue recognition

The Company leases the hangar facilities that it constructs to third parties. The lease agreements are either on a month-to-month basis or have a defined term and may have options to extend the term. Some of the leases contain options to terminate the lease by either party with given notice. There are no options given to the lessee to purchase the underlying assets. Rental revenue is recognized in accordance with ASC Topic 842, Leases (see Note 7 — Leases) and includes fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease. Rental revenue and the corresponding rent and other receivables are recorded net of any concessions and uncollectible tenant receivables for all periods presented. The Company evaluates the collectability of tenant receivables for payments required under the lease agreements. If the Company determines that collectability is not probable, the Company recognizes any difference between revenue amounts recognized to date under ASC 842 and payments that have been collected from the lessee, including any additional rent or lease termination fees, as a current period adjustment to rental revenue.

Variable lease payments consist of tenant reimbursements for common area maintenance, utilities, and operating expenses of the property, and various other fees, including fees associated with the delivery of aircraft fuel, late fees, and lease termination fees. Variable lease payments are charged based on the terms and conditions included in the respective tenant leases and are recognized in the same period as the expenses are incurred. For the three and nine months ended September 30, 2023, rental revenue includes $920 and $1,224 of variable lease payments, respectively. Variable lease revenue recognized during the three and nine months ended September 30, 2023 included a negotiated lease termination fee received from a tenant of two hangars at OPF (as defined in Note 4 — Cost of Construction and Constructed Assets) whereby the Company agreed to release the tenant from its lease obligations in exchange for approximately 8.5 months of additional rent. For the three and nine months ended September 30, 2022, rental revenue includes $28 and $96 of variable lease payments, respectively.

As of September 30, 2023 and December 31, 2022, the deferred rent receivable included in prepaid expenses and other assets was $304 and $83, respectively. Rent received in advance represents tenant payments received prior to the contractual due date, and is included in accounts payable, accrued expenses, and other liabilities. Rent received in advance consisted of $175 and $95 as of September 30, 2023 and December 31, 2022, respectively.

For the three and nine months ended September 30, 2023 there were two tenants that individually accounted for more than 10% of the Company's revenue. The Company derived approximately 46% and 38% of its revenue from two tenants for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, the Company derived approximately 82% and 87% of its revenue from two tenants, respectively.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three and nine months ended September 30, 2023 and 2022. The effective income tax rate for the three and nine months ended September 30, 2023 and 2022 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized due to the cumulative losses sustained by the Company to date.

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

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 8 — Bonds payable, loans payable, and interest, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets. Unrealized losses on certain of the Company's investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the three and nine months ended September 30, 2023. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. As of September 30, 2023, the Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets.

The following tables are summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$16,534	$298	$-	$16,832
Total investments	$16,534	$298	$-	$16,832

Restricted investments, held-to-maturity:
U.S. Treasuries	80,183	599	(1,114)	79,668
Total restricted investments	$80,183	$599	$(1,114)	$79,668

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$24,997	$65	$(167)	$24,895
Total investments	$24,997	$65	$(167)	$24,895

Restricted investments, held-to-maturity:
U.S. Treasuries	114,648	299	(1,991)	112,956
Total restricted investments	$114,648	$299	$(1,991)	$112,956

The following table sets forth the maturity profile of the Company's investments and restricted investments as of September 30, 2023:

	Investments	Restricted Investments
Due within one year	$16,832	$63,432
Due one year through five years	-	16,751
Total	$16,832	$80,183

4.	Cost of Construction and Constructed Assets

The Company’s portfolio as of September 30, 2023 includes the following completed and in-development projects:

●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);
●	Nashville International Airport (“BNA”), Nashville, TN;
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ; and
●	Addison Airport (“ADS”), Addison, TX (Dallas area).

Constructed assets, net, and cost of construction, consists of the following:

	September 30, 2023	December 31, 2022
Constructed assets, net of accumulated depreciation:
Buildings, SGR, BNA, and OPF (Phase I)	$80,611	$40,921
Accumulated depreciation	(2,501)	(1,212)
	$78,110	$39,709
Cost of construction:
OPF (Phase II), APA (Phase I), DVT (Phase I), and ADS (Phase I & II)	$48,153	$48,242

Depreciation expense for the three months ended September 30, 2023 and 2022 totaled $449 and $135, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 totaled $1,289 and $409, respectively.

5.	Long-lived Assets

Long-lived assets, net, consists of the following:

	September 30, 2023	December 31, 2022
Ground support equipment	$1,034	$485
Machinery and equipment	3,710	-
Buildings	5,380	-
Land	1,620	-
Other equipment and fixtures	531	110
Purchase deposits and construction in progress	435	650
	12,710	1,245
Accumulated depreciation	(635)	(95)
	$12,075	$1,150

Depreciation expense for the three months ended September 30, 2023 and 2022 totaled $221 and $13, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 totaled $361 and $38 respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled $59 and $178 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023 and December 31, 2022, long-lived assets included approximately $435 and $650, respectively, of purchase deposits towards long-lived assets which are not being depreciated as the assets have not been placed into service.

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

The following tables summarize the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the Rapidbuilt Acquisition:

May 12, 2023
Cash	$293
Restricted Cash	1,500
Long-lived assets	10,821
Total assets	12,614

Accounts payable, accrued expenses and other liabilities	1,496
Loans payable and finance lease liabilities	11,074
Total liabilities	12,570
Total fair value of net assets acquired	44

Effective settlement of net receivable from Rapidbuilt	44
Total consideration transferred	$44

Substantially all of Overflow and Rapidbuilt's activities relate to the manufacturing of pre-engineering hangar structures for Sky's hangar development projects. As such, the pro-forma effect of this acquisition on revenues and earnings was not material. The transaction costs associated with the acquisition were immaterial for the three and nine months ended September 30, 2023.

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	September 30, 2023	December 31, 2022
Costs of construction	$6,317	$6,098
Employee compensation and benefits	1,530	2,047
Interest	1,739	3,470
Professional Fees	1,698	1,621
Other	2,619	948
	$13,903	$14,184

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Nine months ended
	September 30, 2023	September 30, 2022
Accrued costs of construction, including capitalized interest	$8,593	$10,121
Accrued costs of long-lived assets	47	-
Accrued equity issuance costs	-	1,500
Debt issuance costs and premium amortized to cost of construction	158	228

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Nine months ended
	September 30, 2023	September 30, 2022
Right-of-use assets obtained in exchange for operating lease liabilities	$1,368	$2,876
Net decrease in right-of-use assets and operating lease liabilities due to lease remeasurement	$(206)	$(12,189)

The following table summarizes interest paid:

	Nine months ended
	September 30, 2023	September 30, 2022
Interest paid	$7,256	$5,533

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Nine months ended
	September 30, 2023	September 30, 2022
Cash, beginning of year	$2,174	$6,805
Restricted cash, beginning of year	39,222	197,130
Cash and restricted cash, beginning of year	$41,396	$203,935

Cash, end of period	$2,471	$3,796
Restricted cash, end of period	34,289	38,392
Cash and restricted cash, end of period	$36,760	$42,188

7.	Leases

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

The Company’s lease population does not include any residual value guarantees. The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for the three and nine month periods ended September 30, 2023 and 2022. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 14 — Commitments and Contingencies.

The Company’s ground leases have remaining terms ranging between 25 to 73 years, including options for the Company to extend the terms. These leases expire between 2049 and 2097, which include all lease extension options available to the Company. Certain of the Company's ground leases contain options to lease additional parcels of land at the Company's option within a specified period of time.

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

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Nine months ended
	September 30,	September 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases as lessee	$1,504	$1,384

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term	September 30, 2023	December 31, 2022
Operating leases as lessee (in years)	54.3	55.3

Weighted Average Discount Rate
Operating leases as lessee	4.65%	4.62%

The Company’s future minimum lease payments required under leases as of  September 30, 2023 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023 (remainder of year)	$482	$8
2024	2,137	29
2025	2,379	23
2026	2,431	17
2027	2,494	2
Thereafter	199,870	-
Total lease payments	209,793	79
Less imputed interest	(154,766)	(5)
Total	$55,027	$74

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

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  September 30, 2023:

Year Ending December 31,	Operating Leases
2023 (remainder of year)	$1,639
2024	6,133
2025	5,474
2026	3,352
2027	2,478
Thereafter	3,294
Total lease payments	22,370
Less rent concessions to be applied at Company’s discretion	(214)
Total	$22,156

8.	Bonds payable, loans payable, and interest

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

As of September 30, 2023 and December 31, 2022, the fair value of the Company’s Series 2021-1 Bonds was approximately $117.3 million and $119.5 million, respectively. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets.

The following table summarizes the Company’s Bonds payable as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(4,753)
Accumulated amortization of debt issuance costs and accretion of bond premium	532	374
Total Bonds payable, net	$162,368	$162,210

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

The Rapidbuilt Loan was originated in December 2020 between the Borrowers and the Lender and had approximately $10.3 million outstanding as of the Option Exercise Date. The Rapidbuilt Loan accrues interest at a per annum rate equal to 3.00% above the three-month secured overnight financing rate published for first day of each calendar quarter by the Federal Reserve Bank of New York. The weighted-average interest rate was 8.53% and 8.44% for the three and nine months ended September 30, 2023, respectively. Interest is payable on a monthly basis, and the Rapidbuilt Borrowers agreed to make certain reserve enhancement payments on January 1, April 1, July 1, and October 1 of each calendar year. The maturity date of the Rapidbuilt Loan is December 1, 2025. The Rapidbuilt Loan is secured by the accounts, intellectual property, equipment, inventory, vehicles, and property of the Rapidbuilt Borrowers, and contains customary affirmative and negative covenants.

Interest

The following table sets forth the details of interest expense:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest	$1,969	$1,735	$5,522	$5,205
Accretion of bond premium and amortization of debt issuance costs	52	75	158	228
Total interest incurred	2,021	1,810	5,680	5,433
Less: capitalized interest	(1,787)	(1,810)	(5,364)	(5,433)
Interest expense	$234	$-	$316	$-

9.	Warrants

SHG's legal predecessor, Yellowstone, issued to third-party investors 6,799,439 warrants which entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”) as part of Yellowstone’s initial public offering. Yellowstone. In addition, Yellowstone sold 7,719,779 private placement warrants (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to BOC Yellowstone LLC (the “Sponsor”). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Warrants remain outstanding under the same terms and conditions to purchase shares of the Company’s Class A Common Stock. As of September 30, 2023, 6,798,964 and 7,719,779 Public and Private Warrants remain outstanding, respectively.

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

The closing price of the Public Warrants was $0.20 and $0.20 per warrant on September 30, 2023 and December 31, 2022, respectively. The aggregate fair value of the Warrants was approximately $2.9 million and $2.9 million as of September 30, 2023 and December 31, 2022, respectively. The Company recognized unrealized gains of approximately $1.6 million and $1.5 million during the three months ended September 30, 2023 and 2022, respectively. The Company did not recognize an unrealized gain or loss during the nine months ended September 30, 2023. The Company recognized an unrealized gain of approximately $2.9 million during the nine months ended September 30, 2022.

10.	Equity and Redeemable Equity

Common Equity

As of September 30, 2023, there were 15,252,574 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

Common Stock Purchase Agreement

On August 18, 2022, the Company entered into a Common Stock Purchase Agreement (the “B. Riley Stock Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the B. Riley Stock Purchase Agreement, subject to the conditions and limitations set forth therein, the Company has the right, but not the obligation, from time to time at the Company's sole discretion over a 36-month term of the B. Riley Stock Purchase Agreement, to direct B. Riley to purchase up to 10 million shares of the Company's Class A Common Stock in the aggregate.

Under the B. Riley Stock Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present B. Riley with a purchase notice (each, a "VWAP Purchase Notice"), directly B. Riley (as principal) to purchase a specified amount of shares not to exceed the lesser of (i) one million shares of Common Stock and (ii) 20% of the total aggregate number (or volume) of shares of Class A Common Stock traded on the NYSE American at a price(the "VWAP Purchase Price") equal to the product of 0.97 and the VWAP of the Company's Class A Common Stock on the applicable date for each VWAP Purchase Notice, subject to certain limitations contained in the B. Riley Stock Purchase Agreement. Sales of Class A Common Stock pursuant to the Stock Purchase Agreement, and the timing of any such sales, are solely at the discretion of the Company, and the Company is under no obligation to sell any securities to B. Riley under the B. Riley Stock Purchase Agreement.

In consideration for entering into the B. Riley Stock Purchase Agreement and concurrently with the execution of the B. Riley Stock Purchase Agreement, the Company issued to B. Riley 25,000 shares of Class A Common Stock as initial commitment shares and will issue up to an aggregate of 75,000 shares of its Class A Common Stock as additional commitment shares if certain conditions and milestones are met. As of September 30, 2023, the Company has not directed B. Riley to purchase any Class A Common Stock pursuant to the B. Riley Stock Purchase Agreement.

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of September 30, 2023 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares on the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of September 30, 2023, the LLC interests owned approximately 73.8% of the Sky Common Units outstanding.

The former majority shareholder's ownership in Overflow is presented as a non-controlling interest within the Equity section of the consolidated balance sheet. As of September 30, 2023, the former majority shareholder owned approximately 49% of the partnership interests in Overflow.

11.	Equity Compensation

Restricted Stock Units (“RSUs”)

In February 2023, the Company granted time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan. 545,522 of time-based awards were granted at a grant date fair value of $5.75, which will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on February 13, 2027.

During the three and nine months ended September 30, 2023, the Company recognized stock compensation expense of approximately $0.5 million and $1.4 million, respectively associated with all RSU awards, which is recorded within General and Administrative Expenses within the statement of operations. During the three and nine months ended September 30, 2022, the Company recognized stock compensation expense of $0.3 million and $0.5 million, respectively. As of September 30, 2023, there are approximately 956,869 non-vested RSUs outstanding with a weighted average grant date fair value of $6.53. The unrecognized compensation costs associated with all unvested RSUs at September 30, 2023 was approximately $5.8 million that is expected to be recognized over a weighted-average future period of 3.0 years.

Sky Incentive Units

The Company recognized equity-based compensation expense relating to awarded equity units of Sky (the “Sky Incentive Units”) of $72 and $238 for the three and nine months ended September 30, 2023, respectively, and $85 and $256 for the three and nine months ended September 30, 2022, respectively, which is recorded within General and Administrative Expenses within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. As of September 30, 2023, there was $0.5 million of total unrecognized compensation expense that is expected to be recognized over a weighted-average future period of 1.6 years.

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net loss	$(1,999)	$(3,092)	$(12,394)	$(12,343)
Less: Net loss attributable to non-controlling interests	(1,810)	(2,479)	(6,788)	(8,632)
Basic and diluted net loss attributable to Sky Harbour Group Corporation shareholders	(189)	(613)	(5,606)	(3,711)

Denominator:
Based and diluted weighted average shares of Class A Common Stock outstanding	15,245	14,949	15,132	13,628

Loss per share of Class A Common Stock – Basic and diluted	$(0.01)	$(0.04)	$(0.37)	$(0.27)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net loss per common share due the Company's net loss position were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Shares subject to unvested restricted stock units	957	631	957	631
Shares issuable upon the exercise of Warrants	14,519	14,519	14,519	14,519
Shares issuable upon the exchange of Class B Common Stock	42,046	42,192	42,046	42,192
Shares issuable upon the exercise and exchange of Sky Incentive Units	2,808	2,808	2,808	2,808

13.	Related Party Transactions

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged per flight hour of use along with all direct operating costs. Additionally, the Company will also incur the pro rata share of maintenance, overhead and insurance costs of the aircraft. For the three and nine months ended September 30, 2023, the Company recognized $41 and $157 of expense, respectively, within General and administrative expense under the terms of this agreement. For the three and nine months ended September 30, 2022, the Company recognized $50 and $134 of expense, respectively, associated with this agreement. The related liability is included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of September 30, 2023.

For the three and nine months ended September 30, 2023, the Company recognized $3 and $98 of expense, respectively, for consulting services, to a company that employed the chief financial officer until prior to July 1, 2021. The Company recognized $40 and $85 of expense during the three and nine months ended September 30, 2022 to the same company.

14.	Commitments and Contingencies

In addition to the lease payment commitments discussed in Note 7 —  Leases, the ground leases to which the Company is a party contain covenants that require the Company to conduct construction of hangar facilities on the leased grounds within a certain period and in some cases, to spend a minimum dollar amount.

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

15.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Unrealized gain (loss) on Available-for-sale Securities	Total
Balance as of December 31, 2022	$(102)	$(102)
Other comprehensive income before reclassifications	521	521
Amounts reclassified to other (income) expense	(121)	(121)
Balance as of September 30, 2023	$298	$298

16.	Subsequent Events

PWK Ground Lease

On October 11, 2023, the Company entered into a ground lease agreement (the "PWK Lease") with Chicago Executive Airport ("PWK"). The PWK Lease is divided into two parcels, with the first parcel containing approximately 15 acres of land ("PWK Phase I"). Under the terms of the PWK Lease, it is the intent of PWK to grant the Company a second parcel containing approximately 10 acres of land ("PWK Phase II"). The grant of the PWK Phase II land is at the sole discretion of PWK following the Company's completion of its development project at PWK Phase I. The term of the PWK Lease will be 50 years from the acceptance of the PWK Phase I parcel following customary due diligence and completion of a land survey, with lease payments commencing following the completion of construction. The PWK Lease contains no additional extension options exercisable by the Company or PWK.

PWK is jointly owned by the Village of Wheeling and City of Prospect Heights, Illinois, and acts a primary reliever and general aviation airport within the Chicago metropolitan area. The FAA reported nearly 100,000 total airport operations at PWK in 2021 and 2022, with steady growth forecasted each year thereafter.

SGR Phase II Lease Termination

The Company was subject to requirements in its ground lease at SGR with respect to the Company's contemplated SGR Phase II project that defined (i) a minimum improvement amount of $2.0 million and (ii) that related construction commence by October 2023, unless otherwise waived or amended. In October 2023, the Company allowed the ground lease associated with the parcels designated for the SGR Phase II project to automatically terminate. The Company did not incur any lease termination penalties, nor had it capitalized any historical costs associated with the contemplated SGR Phase II project.

Private Placement and Securities Purchase Agreement

On November 1, 2023, the Company entered into a Securities Purchase Agreement (the “Private Placement Purchase Agreement”) with certain investors (collectively, the “Investors”), pursuant to which the Company (i) agreed to sell and issue to the Investors at an initial closing an aggregate of 6,586,154 shares (the “PIPE Shares”) of the Company’s Class A Common Stock and accompanying warrants to purchase up to 1,141,600 shares of Class A Common Stock (the “PIPE Warrants”), for an aggregate purchase price of $42.8 million (the "Initial Financing"), and (ii) agreed to sell and issue to the Investors at the second closing, if any, up to an aggregate of 2,307,692 PIPE Shares (the "Additional PIPE Shares") and accompanying PIPE Warrants to purchase up to an aggregate of 400,000 shares of Class A Common Stock (the "Additional PIPE Warrants") for an aggregate purchase price of up to $15.0 million (the "Additional Financing" and, together with the Initial Financing, the “Financing”).

The closing of the Initial Financing occurred on November 2, 2023 (the “Initial Closing Date”). The amount of Additional PIPE Shares and Additional PIPE Warrants, if any, to be issued in connection with the Additional Financing will be determined by Altai Capital Falcon LP (the “Lead Investor”) in its sole discretion, and the closing of the Additional Financing will occur, if at all, at the sole discretion of the Lead Investor, on or before November 30, 2023, subject to customary closing conditions.

The PIPE Warrants are similar in form and substance to the Company’s public warrants to purchase Class A Common Stock. The PIPE Warrants are exercisable at an exercise price of $11.50 per share, subject to adjustment as set forth therein. The PIPE Warrants are fully exercisable and expire on January 25, 2027. For further information regarding the terms of the PIPE Warrants, see the section entitled “Warrants” in Exhibit 4.4 (Description of Securities) to our Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023.

The Private Placement Purchase Agreement includes certain covenants, including a limitation on the Company’s use of the net proceeds from the Financing, certain customary standstill restrictions for a period of 90 days following the Initial Closing Date and a restriction on paying any extraordinary dividend to the extent it would result in the issuance of a number of shares of Class A Common Stock upon exercise of the PIPE Warrants (without regard to any limitations on exercise of the PIPE Warrants) in excess of the number of shares of Class A Common Stock permissible by the NYSE American LLC to be issued without stockholder approval. In addition, pursuant to the Private Placement Purchase Agreement, the Company granted to the Lead Investor certain participation rights with respect to certain future equity and debt offerings by the Company until the eighteen-month anniversary of the Initial Closing Date. In addition, the Investors entered in to a six month customary lock-up agreement beginning on the Initial Closing Date.

Registration Rights Agreement

On November 1, 2023, in connection with the execution of the Private Placement Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, certain holders of the Company’s securities are entitled to certain customary registration rights, and the Company is required to prepare and file a resale registration statement (the “Registration Statement”) with the SEC to register the resale of the PIPE Shares, the PIPE Warrants and 130% of the shares of Class A Common Stock issuable upon exercise of the PIPE Warrants (collectively, the “PIPE Securities”), and to use its best efforts to cause the Registration Statement to be declared effective by the SEC by the earlier of (i) 180 days following the Initial Closing Date and (ii) the fifth business day after the date the Company is notified by the SEC that the Registration Statement will not be “reviewed” or will not be subject to further review.

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

The physical footprint of the U.S. business aviation fleet grew by almost 28 million square feet in the ten years preceding the beginning of the COVID-19 pandemic, with hangar supply lagging dramatically, especially in key growth markets. As the fleet of private jets in the United States continues to grow, with recent new aircraft deliveries exceeding retirements, demand for hangar space is at a premium in part because new jets require more square footage of hangar space and the pace of new hangar construction has lagged behind the demand. The cumulative square footage of the business aircraft fleet in the United States increased 50% between 2010 and 2021. Moreover, over that same period, there was an 81% increase in the square footage of larger private jets – those with greater than a 24-foot tail height. A recent study conducted by a business aircraft manufacturer forecasted that business aircraft will only continue to grow in the next ten years, with up to 8,500 new business jet deliveries worth approximately $278 billion expected to be delivered between 2024 and 2033, with larger private jet deliveries expected to increase approximately 15% in 2024. These projections are further supported by data from the major business aviation manufacturers that suggest the current order backlog for new business aviation aircraft is almost $47 billion.

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

The table below presents certain information with respect to our portfolio as of September 30, 2023.

●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa-Locka, FL (Miami area);
●	Nashville International Airport ("BNA"), Nashville, TN;
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ; and
●	Addison Airport ("ADS"), Addison, TX (Dallas area).

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at September 30, 2023
SGR	December 2020	7	66,080	17.6%	93.9%
BNA	November 2022	10	149,069	39.7%	63.7%
OPF Phase I	February 2023	12	160,092	42.7%	70.8%
Total/Weighted Average		29	375,241	100.0%	72.1%

PROPERTIES IN DEVELOPMENT

		Scheduled		Estimated Total
		Construction	Scheduled	Construction Cost		Rentable
Facility	Status	Start	Completion Date	($mm)	Hangars	Square Footage
OPF Phase II	In Development	December 2023	February 2025	28.1 - 32.7	5	107,966
APA Phase I	In Construction	November 2022	April 2024	37.2 - 43.2	9	130,550
APA Phase II	Predevelopment	April 2024	February 2025	28.6 - 33.2	5	109,189
DVT Phase I	In Construction	December 2022	March 2024	32.5 - 37.8	8	134,270
DVT Phase II	Predevelopment	April 2024	February 2025	28.2 - 32.8	6	125,556
ADS Phase I	In Development	October 2023	November 2024	25.4 - 27.4	6	115,506
ADS Phase II	Predevelopment	March 2024	June 2025	6.8 - 9.8	1	33,600
ADS Phase III	Predevelopment	January 2025	March 2026	16.5 - 19.5	2	63,273
Total				$203.3 - 236.4	42	819,910

Recent Developments

On October 11, 2023, we entered into a ground lease agreement (the “PWK Lease”) with Chicago Executive Airport (“PWK”). The term of the PWK Lease will be 50 years and is divided into two parcels, allowing for the development of a hangar campus on up to 25 acres of land at PWK.

On November 1, 2023, the Company entered into a Securities Purchase Agreement (the “Private Placement Purchase Agreement”) with certain investors (collectively, the “Investors”), pursuant to which the Company agreed to sell and issue to the Investors at an initial closing an aggregate of 6,586,154 shares (the “PIPE Shares”) of the Company’s Class A Common Stock and accompanying warrants to purchase up to 1,141,600 shares of Class A Common Stock (the “PIPE Warrants”), for an aggregate purchase price of $42.8 million (the "Initial Financing").

Factors That May Influence Future Results of Operations

Revenues

Our revenues are derived from rents we earn pursuant to the lease agreements we enter into with our tenants. Our ability to expand through new ground leases and tenant leases at airports is integral to our long-term business strategy and requires that we identify and consummate suitable new ground leases or investment opportunities in real estate properties for our portfolio that meet our investment criteria and are compatible with our growth strategy. Our ability to enter into new ground leases and tenant leases on favorable terms, or at all, may be adversely affected by a number of factors. We believe that the business environment of the industry segments in which our tenants operate is generally positive for tenants. However, our existing and potential tenants are subject to economic, regulatory and market conditions that may affect their level of operations and demand for hangar space, which could impact our results of operations. For example, during the three months ended September 30, 2023, a tenant renting two hangars at OPF made the determination that it was necessary to change its business plans in the greater Miami market, which ultimately resulted in the negotiated settlement of the tenant’s lease with the Company and their exit from our OPF hangar campus. Accordingly, we actively monitor certain key factors, including changes in those factors (fuel prices, new aircraft deliveries, hangar rental rates) that we believe may provide early indications of conditions that may affect the level of demand for new leases and our lease portfolio. See “—Risks Related to our Business and Operations” within the Form 10-K for more information about the risks related to our tenants and our lease payments.

Ground Lease Expense

One of our largest expenses is the lease payments under our ground leases. For the nine months ended September 30, 2023 and 2022, our operating lease expense for ground leases was $2.8 million and $2.8 million, respectively. As we enter into new ground leases at new airport sites, our payments to airport landlords will continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively.

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

In May 2023, we acquired a controlling interest in Rapidbuilt, a metal building and hangar door manufacturer, that we expect will ultimately result in a reduction in the overall cost of the metal building and hangar door components at all future hangar campus development projects. We expect that over time this vertical integration will enable us to deliver metal buildings to each development site in shorter timeframes, which we believe will reduce the overall construction duration of each development project.

We intend to continue to aggressively take action to mitigate these inflationary pressures, reduce construction costs, and shorten development schedules, both in the near term at our APA Phase I, DVT Phase I, and ADS Phase I development projects, and in the long term at future projects. We structure our guaranteed maximum price construction contracts with shared savings clauses to incentivize the general contractors to reduce construction costs. At our SGR and BNA development projects, our total construction costs were lower than both our original pricing estimate and the project’s contracted guaranteed maximum price. No assurance can be given that our cost mitigation strategies will be successful, the costs of our projects will not exceed budgets or the guaranteed maximum price for such projects, or that the completion will not be delayed beyond the projected completion dates.

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

We previously raised equity capital, along with potential future debt and further equity issuances, including the Private Placement Purchase Agreement entered into on November 1, 2023, see Note 16 — Subsequent Events in the Notes to Consolidated Financial Statements, to begin to fund additional airport campuses and reach up to 20 airport campuses over the next several years. On average, each future campus is anticipated to be composed of an average of 10-20 hangars and is expected to cost approximately $55 million per campus, with 60% or more to be funded with additional private activity bonds. All these future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include assumptions used within impairment analyses, estimated useful lives of depreciable assets and amortizable costs, estimates of inputs utilized in determining the fair value of financial instruments such as warrants, estimates and assumptions related to right-of-use assets and operating lease liabilities, and estimates and assumptions used in the determination of the fair value of assets acquired and liabilities assumed in the business combination. Actual results could differ materially from those estimates.

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

The Company evaluates the collectability of tenant receivables for payments required under the lease agreements. If the Company determines that collectability is not probable, the Company recognizes any difference between revenue amounts recognized to date under ASC 842 and payments that have been collected from the lessee, including any additional rent or lease termination fees, as a current period adjustment to rental revenue.

Recent Accounting Pronouncements

See Note 2 — Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Three months ended
	September 30, 2023	September 30, 2022	Change
Revenue:
Rental revenue	$2,502	$431	$2,071
Total revenue	2,502	431	2,071

Expenses:
Operating	1,675	1,228	447
Depreciation	670	148	522
Loss on impairment of long-lived assets	-	-	-
General and administrative	3,556	3,599	(43)
Total expenses	5,901	4,975	926

Operating loss	(3,399)	(4,544)	1,145

Other (income) expense:
Interest expense	234	-	234
Unrealized gain on warrants	(1,597)	(1,452)	(145)
Other income	(37)	-	(37)
Total other (income) expense	(1,400)	(1,452)	52

Net income (loss)	$(1,999)	$(3,092)	$1,093

Revenues

Revenues for the three months ended September 30, 2023 were approximately $2.5 million, compared to approximately $0.4 million for the three months ended September 30, 2022. The $2.1 million, or 481%, increase was primarily the result of the cumulative impact of certain additional tenant leases in place at our SGR, BNA, and OPF hangar campuses as compared to the three months ended September 30, 2022, additional tenant leases commencing at our OPF and BNA hangar campuses during the three months ended September 30, 2023, and approximately $0.4 million of net non-recurring adjustments to revenue recognized during the three months ended September 30, 2023.

Operating Expenses

Operating expenses increased approximately $0.4 million, or 36%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase reflects higher operating costs associated with the commencement of operations at our BNA and OPF hangar campuses during the three months ended December 31, 2022 and March 31, 2023, respectively. Salaries, wages, and benefits associated with our campus personnel increased by approximately $0.1 million, primarily driven by headcount increases at our BNA and OPF hangar campuses. Other operating expenses increased approximately $0.3 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at our OPF, BNA, and SGR hangar campuses.

Depreciation Expense

Depreciation increased approximately $0.5 million, or 352%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase reflects a full quarter of depreciation associated with our OPF and BNA hangar campuses, which opened during the three months ended March 31, 2023, and the three months ended December 31, 2022, respectively. The increase was also partially driven by the placement of additional ground support equipment into service throughout 2022 and 2023 and a full quarter of depreciation related to Rapidbuilt, which was acquired during the three months ended June 30, 2023.

General and Administrative Expenses

For the three months ended September 30, 2023, and 2022, general and administrative expenses were approximately $3.6 million and $3.6 million, respectively. The approximately 1% decrease was primarily due to a decrease of approximately $0.4 million related to other administrative expenses, largely driven by decreased corporate insurance premiums and an approximately $0.3 million decrease in professional fees, which was primarily driven by decreased in legal and accounting related costs and our efforts to internalize job functions. These decreases were offset by an approximately $0.7 million increase in salaries, wages, and other benefits, driven by an increase in headcount and expense recognized associated with our equity compensation program.

Other (Income) Expense

Other income decreased from approximately $1.5 million to approximately $1.4 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This decrease was primarily due to an approximately $0.2 million increase in interest expense due to the Rapidbuilt acquisition, offset by a $0.1 million difference in the mark-to-market adjustment of the outstanding warrants at September 30, 2023 as compared to September 30, 2022.

Results of Operations

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Nine months ended
	September 30, 2023	September 30, 2022	Change
Revenue:
Rental revenue	$5,337	$1,236	$4,101
Total revenue	5,337	1,236	4,101

Expenses:
Operating	5,179	3,652	1,527
Depreciation	1,650	447	1,203
Loss on impairment of long-lived assets	-	248	(248)
General and administrative	10,838	12,136	(1,298)
Total expenses	17,667	16,483	1,184

Operating loss	(12,330)	(15,247)	2,917

Other (income) expense:
Interest expense	316	-	316
Unrealized gain on warrants	-	(2,904)	2,904
Other income	(252)	-	(252)
Total other (income) expense	64	(2,904)	2,968

Net loss	$(12,394)	$(12,343)	$(51)

Revenues

Revenues for the nine months ended September 30, 2023 were approximately $5.3 million, compared to approximately $1.2 million for the nine months ended September 30, 2022. The $4.1 million, or 332%, increase was primarily the result of tenant leases commencing at our OPF and BNA hangar campuses during the nine months ended September 30, 2023, as well as the cumulative impact of certain additional tenant leases in place at our SGR and BNA hangar campuses as compared to the nine months ended September 30, 2022.

Operating Expenses

Operating expenses increased approximately $1.5 million, or 42%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase reflects higher operating costs associated with the commencement of operations at our BNA and OPF hangar campuses, which opened during the three months ended December 31, 2022 and March 31, 2023, respectively. Salaries, wages, and benefits associated with our campus personnel increased by approximately $0.6 million, primarily driven by headcount increases at our BNA and OPF hangar campuses. Other operating expenses increased approximately $0.9 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at our OPF, BNA, and SGR hangar campuses.

Depreciation Expense

Depreciation increased approximately $1.2 million, or 269%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase reflects the opening of our OPF hangar campus during the three months ended March 31, 2023, the opening of our BNA hangar campus during the three months ended December 31, 2022 and the placement of additional ground support equipment into service throughout 2022 and 2023.

General and Administrative Expenses

For the nine months ended September 30, 2023, and 2022, general and administrative expenses were approximately $10.8 million and $12.1 million, respectively. The approximately $1.3 million decrease was primarily due to an approximately $1.6 million decrease in professional fees, which was primarily driven by decreased in legal and accounting related costs due non-recurring transaction costs incurred during the nine months ended September 30, 2022, and our efforts to internalize job functions. Other administrative expenses decreased approximately $0.6 million primarily due to decreased corporate insurance premiums. These decreases were offset by an approximately $0.9 million increase in salaries, wages, and other benefits, primarily driven by an increase in expense recognized associated with our equity compensation program.

Other (Income) Expense

Other (income) expenses decreased from approximately $2.9 million of income to less than $0.1 million of expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease was primarily due to a $2.9 million difference in the mark-to-market adjustment of the outstanding warrants at September 30, 2023 as compared to September 30, 2022.

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

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the Series 2021 Bonds indenture. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of September 30, 2023.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$2,471	$2,174
Restricted cash	34,289	39,222
Investments	16,832	24,895
Restricted investments	80,183	114,648
Total cash, restricted cash, investments, and restricted investments	$133,775	$180,939

Private Placement and Securities Purchase Agreement

On November 1, 2023, the Company entered into the Private Placement Purchase Agreement with certain Investors, pursuant to which the Company (i) agreed to sell and issue to the Investors at an initial closing an aggregate of 6,586,154 shares of the Company’s Class A Common Stock and accompanying warrants to purchase up to 1,141,600 shares of Class A Common Stock, for an aggregate purchase price of $42.8 million (the "Initial Financing"), and (ii) agreed to sell and issue to the Investors at the second closing, if any, up to an aggregate of 2,307,692 PIPE Shares (the "Additional PIPE Shares") and accompanying PIPE Warrants to purchase up to an aggregate of 400,000 shares of Class A Common Stock (the "Additional PIPE Warrants") for an aggregate purchase price of up to $15.0 million (the "Additional Financing" and, together with the Initial Financing, the “Financing”).

B. Riley Stock Purchase Agreement

On August 18, 2022, we entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “B. Riley Stock Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley”). Pursuant to the B. Riley Stock Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to 10 million shares of our Class A Common Stock at 97% of the volume weighted average price of our Class A Common Stock calculated in accordance with the B. Riley Stock Purchase Agreement, over a period of 36 months subject to certain limitations and conditions contained in the B. Riley Stock Purchase Agreement. Sales and timing of any sales of Class A Common Stock are solely at our election, and we are under no obligation to sell any securities to B. Riley under the B. Riley Stock Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of our Class A Common Stock, we have issued 25,000 shares of our Class A Common Stock to B. Riley as initial commitment shares and may issue up to an aggregate of 75,000 shares of our Class A Common Stock to B. Riley as additional commitment shares if certain conditions are met.

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

Covenants in the PABs require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The PABs are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of September 30, 2023, we were in compliance with all debt covenants.

Lease Commitments

The table below sets forth certain information with respect to our future minimum lease payments required under leases as of September 30, 2023 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2023 (remainder of year)	$482	$8
2024	2,137	29
2025	2,379	23
2026	2,431	17
2027	2,494	2
Thereafter	199,870	-
Total lease payments	209,793	79
Less imputed interest	(154,766)	(5)
Total	$55,027	$74

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2023 (in thousands):

	2023
	(remainder
	of year)	2024-2025	2026-2027	Thereafter	Total
Principal payments on bonds payable	$-	$-	$-	$166,340	$166,340
Interest payments on bonds payable	-	13,881	13,881	126,010	153,772
Contractual payments on other long-term indebtedness	1,447	10,395	131	34	12,007
Lease commitments	978	4,569	4,945	199,870	210,362

Total	$2,425	$28,845	$18,957	$492,254	$542,481

Funds to meet interest payments for the next three years on the Series 2021 PABs are held in reserve as restricted cash and restricted investments.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended
	September 30, 2023	September 30, 2022
Cash and restricted cash at beginning of period	$41,396	$203,935
Net cash used in operating activities	(6,263)	(25,282)
Cash provided by (used in) investing activities	2,137	(213,549)
Net cash (used in) provided by financing activities	(510)	52,790
Cash and restricted cash at end of period	$36,760	$17,894

Operating Activities

Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Included in net cash used in operating activities are certain non-recurring legal, accounting, and consulting costs incurred for up to four quarters as a result of becoming a public company. Our working capital consists primarily of cash, receivables from tenants, prepaid expenses, accounts payable, accrued compensation, accrued other expenses, and lease liabilities. The timing of collection of our tenant receivables, and the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.

 Net cash used in operating activities was approximately $6.3 million for the nine months ended September 30, 2023, as compared to cash used in operating activities of approximately $25.3 million for the same period in 2022. The $19.0 million decrease in cash used in operating activities was primarily attributable to a $14.6 million favorable change in the Company's working capital position, which was primarily driven by $9.6 million of initial direct costs associated with the purchase of our former landlord's leasehold interest at our OPF campus during the nine months ended September 30, 2022. The decrease was also partially attributable to a reduction in corporate insurance premiums paid during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was also partially attributable to a $4.4 million decrease in net loss, net of non-cash adjustments. The decrease in net loss was primarily driven by an increase in revenue and a decrease in non-recurring general and administrative expenses incurred in the expansion of our business, including transaction-related expenses incurred during the nine months ended September 30, 2023.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of hangar campus development projects.

 Cash provided by investing activities was approximately $2.1 million for the nine months ended September 30, 2023, as compared to cash used in investing activities of approximately $213.5 million for the same period in 2022. The decrease of approximately $215.7 million in cash used in investing activities was driven primarily by approximately $90.0 million and $14.0 increases in proceeds received from the Company's held-to-maturity and available for sale investments, respectively, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2023. The decrease was also attributable to a decreases of approximately $90.0 million and $24.6 million in held-to-maturity and available-for-sale U.S. Treasury purchases, respectively. The impact of our U.S. Treasury investment activities was offset by an approximately $4.4 million increase in capital expenditures.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash used in financing activities was approximately $0.5 million for the nine months ended September 30, 2023, as compared to net cash provided by financing activities of approximately $52.8 million for the same period in 2022. The approximately $53.3 million decrease in net cash provided by financing activities was primarily driven by $45.0 million of proceeds received from the issuance of the BOC PIPE and approximately $6.9 million of net proceeds from the Yellowstone trust account, both occurring during the nine months ended September 30, 2022 and not recurring during the nine months ended September 30, 2023.

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

In connection with the preparation of this form 10-Q, as required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023 and concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management previously identified a material weakness in our internal control over financial reporting that prevented us from identifying a misclassification within the statement of cash flows and gave rise to the necessity to file a Form 10-Q/A for the three and six months ended June 30, 2023. Specifically, the Company’s internal control structure did not have an appropriate control to review the evaluation of the identification and classification of certain manual cash flow adjustments in accordance with applicable accounting guidance at each reporting period.

Remediation Plan

With oversight from the Audit Committee and input from management, the Company has begun designing and implementing changes in processes and controls to remediate the material weakness described above and to enhance our internal control over financial reporting, including a control to review non-standard manual adjustments to the statement of cash flows in accordance with applicable accounting guidance, and the contemporaneous preparation and review of the statement of cash flows at greater levels of disaggregation, including lower-level reporting units.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Except as stated below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

As discussed elsewhere in this Form 10-Q, we identified a material weakness in our internal control over financial reporting as of September 30, 2023 related to the classification of certain cash transactions made during the six months ended June 30, 2023 associated with the payment of construction retainage liabilities incurred during the years ended December 31, 2021 and December 31, 2022.

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

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

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

November 9, 2023

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

November 9, 2023

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

November 9, 2023