Form 10-K
period 2023-12-31
Sky Harbour Group Corp
filed 2024-03-27
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price for the Class A common stock on June 30, 2023, as reported on NYSE American, was $9,414,951.

As of March 18, 2024, 24,375,122 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this "Report"), or the context otherwise requires, references to:

●	“A&R Operating Agreement” refers to that certain Third Amended and Restated Operating Agreement of Sky Harbour LLC.

●	“Board of Directors” or “Board” refers to our board of directors.

●	“BOC YAC” refers to BOC YAC Funding LLC.

●	“Bylaws” are to our Bylaws.

●	“Class A Common Stock” means the shares of class A common stock, par value $0.0001 per share, of the Company.

●	“Class B Common Stock” means the shares of class B common stock, par value $0.0001 per share, of the Company.

●	“Closing” refers to the completion of the Yellowstone Transaction.

●	“Common Stock” refers collectively to Class A Common Stock and Class B Common Stock.

●	“Equity Purchase Agreement” refers to that certain Equity Purchase Agreement, dated as of August 1, 2021, by and among Yellowstone Acquisition Company and Sky Harbour LLC.

●	“Existing Sky Equityholders” refers to Tal Keinan, Due West Partners LLC and Center Sky Harbour LLC.

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

●	“Private Placement Warrants” refers to the warrants sold by the Company to the Sponsor in its initial public offering.

●	“Public Warrants” refers to the warrants sold by the Company as part of the units in its initial public offering.

●	“Series 2021 Bonds” refers to a series of bonds that were issued in September 2021 through the Public Finance Authority (Wisconsin) with a principal amount of $166.3 million.

●	“Sky” refers to Sky Harbour LLC, a Delaware limited liability corporation.

●	“Sky Common Unit” means a unit of ownership interest in Sky which entitles the holder thereof to the distributions, allocations, and other rights under the A&R Operating Agreement.

●	“Sponsor” refers to BOC Yellowstone LLC.

●	“Stockholder Parties” refers collectively to Sponsor and the Existing Sky Equityholders.

●	“Subsidiaries” refers to Subsidiaries as defined in the Tax Receivable Agreement.

●	“Warrants” refers to the Private Placement Warrants and Public Warrants.

●	“Warrant Agreement” refers to that certain Warrant Agreement, dated as of September 13, 2019, between Continental Stock Transfer & Trust Company and the Company.

●	“YAC” refers to Yellowstone Acquisition Company.

●	“Yellowstone Transaction” refers to the transactions contemplated by the Equity Purchase Agreement.

Additionally, references in this Report to the “Company,” the “registrant,” “we,” “us” and “our” in this Report refer to Sky Harbour Group Corporation (formerly known as Yellowstone Acquisition Company), and references to our “management” or our “management team” refer to our officers and directors.

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

●	the effects of general economic conditions, including inflation, interest rates levels, and availability of construction materials for our development projects;

●	our limited operating history makes it difficult to predict future revenues and operating results;

●	financial projections may not prove to be reflective of actual financial results;

●	our ability to implement our construction costs mitigation strategies;

●	changes in applicable laws or regulations;

●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;

●	our financial performance; and

●	other risk factors included under "Risk Factors" in this Report.

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

•

Secured debt obligations, including those under the Series 2021 Bonds, expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

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

•	An epidemic, pandemic, or contagious disease, such as COVID-19, could have a material adverse effect on our business and results of operations.

•	We may be required to record impairment charges to future earnings if our long-lived assets become impaired.

•	The industry in which we operate is subject to significant competition and our failure to effectively compete could have a material adverse effect on our business and results of operations.

•	The growth and success of our business is subject to our ability to market, attract, and retain tenants.

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

•

The production of our hangar buildings is subject to design and construction defects, product liability, and other claims that could be significant and costly, which may delay our construction projects and could have a material adverse effect on our business and results of operations.

•

Failure to adequately maintain our home basing hangar campuses or the integrity of our fuel supplies may have a material adverse impact on the revenue or market share of one or more of our home basing hangar campuses resulting in a decline in operations of the business.

•	The growth and success of our business is dependent on the continued service of certain key employees and the ability to recruit and retain new employees.

•

We previously identified material a weakness in our internal control over financial reporting, which was recently remediated. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

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

Risks Relating to Our Organization and Structure

•

We are a “controlled company” within the meaning of the NYSE American listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

•	The Existing Sky Equityholders control the direction of our business, and the concentrated ownership of Common Stock prevent you and other stockholders from influencing significant decisions.

PART I

ITEM 1.	BUSINESS

Yellowstone Transaction

On January 25, 2022 (the “Closing Date”), we completed the Yellowstone Transaction pursuant to the Equity Purchase Agreement between us and Sky. As contemplated by the Equity Purchase Agreement, the following occurred on the Closing Date: (a) YAC changed its name to “Sky Harbour Group Corporation”; (b) all outstanding shares of Sponsor Stock held by the Sponsor were converted into shares of Class A Common Stock of the Company; (c) Sky restructured its capitalization, issued to the Company 14,937,581 Sky Common Units, which was equal to the number of outstanding shares of Class A Common Stock immediately after giving effect to the Yellowstone Transaction (taking into account the redemption of Class A Common Stock and the Class A Common Stock issued under the BOC PIPE investment (the “BOC PIPE”)), reclassified the existing Sky Common Units (other than the Sky Incentive Units), existing Sky Series A Preferred Units and the existing Sky Series B Preferred Units into Sky Common Units; (d) certain adjustments to the number of Sky Incentive Units were effected to reflect the new capital structure; (e) the Company was appointed as the managing member of Sky; (f) the Sky Common Units issued to BOC YAC in respect of its Series B Preferred Units were converted into 5,500,000 shares of Class A Common Stock; (g) holders of Sky Common Units received one share of Class B Common Stock for each Sky Common Unit, and as consideration for the issuance of 14,937,581 Sky Common Units by Sky to the Company, YAC contributed to Sky the net amount held in the YAC trust account after redemptions and taking into account the BOC PIPE and the amount of various transaction costs; and (h) each YAC Warrant that was issued and outstanding immediately prior to the closing became a Warrant (the transactions referred to in clauses (a) through (h), collectively, the “Yellowstone Transaction”).

As a result of the Yellowstone Transaction, the Company is organized as an “Up-C” structure in which substantially all of the operating assets of Sky’s business are held by Sky. The Company’s only assets are its equity interests in Sky.

As of January 26, 2022, the Class A Common Stock and Warrants of the Company began trading on the New York Stock Exchange American LLC (the “NYSE American”) as “SKYH” and “SKYH WS,” respectively. The disclosure in this section gives effect to the Yellowstone Transaction and includes the operations of Sky prior to the Yellowstone Transaction.

Overview

We are an aviation infrastructure development company building the first nationwide network of home basing hangar campuses for business aircraft. We develop, lease and manage general aviation hangars across the United States, targeting airfields in markets with significant aircraft populations and high hangar demand. Our home basing hangar campuses feature exclusive private hangars and a full suite of dedicated services specifically optimized for home based, versus transient, aircraft.

The physical footprint of the U.S. business aviation fleet grew by almost 28 million square feet in the ten years preceding the beginning of the COVID-19 pandemic, with hangar supply lagging dramatically, especially in key growth markets. As the fleet of private jets in the United States continues to grow, with recent new aircraft deliveries exceeding retirements, demand for hangar space is at a premium in part because new jets require more square footage of hangar space and the pace of new hangar construction has lagged behind the demand. The cumulative square footage of the business aircraft fleet in the United States increased 50% between 2010 and 2021. Moreover, over that same period, there was an 81% increase in the square footage of larger private jets – those with greater than a 24-foot tail height. A recent study conducted by a business aircraft manufacturer forecasted that business aircraft will only continue to grow in the next ten years, with up to 8,500 new business jet deliveries worth over $275 billion expected to be delivered between 2024 and 2033, further supported by data from the major business aviation manufacturers that suggest the current order backlog for new business aviation aircraft is over $49 billion.

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

We believe our scalable, real estate-centric business model is uniquely positioned to capture this market opportunity and address the increased imbalance between the supply and demand for private jet storage. We intend to capitalize on the existing hangar supply constraints at major U.S. airports by targeting high-end tenants in markets where there is a shortage of private and FBO hangar space, or where such hangars are or are becoming obsolete.

We expect to realize economies of scale in construction through a prototype hangar design replicated at home basing hangar campuses across the United States. This allows for centralized procurement, straightforward permitting processes, efficient development processes, and the best hangar in business aviation. Unlike a service company, our revenues are mostly derived from long-term rental agreements, offering stability and forward visibility of revenues and cash flows. This allows the Company to fund its development through the public bond market, providing capital efficiency and mitigating refinance risk.

In contrast with community hangars and other facilities provided by FBOs, the home basing hangar campuses we develop provide the following features and services:

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

Our product strategy aims to attract tenants with exclusive access to their aircraft, minimize the risk of damage to aircraft, provide increased access, security and control, facilitate maintenance, and improve pre-flight and post-flight convenience. We believe that with no transient traffic, our home basing hangar campuses offer a shorter time to wheels-up, even during periods of peak traffic. Our research has indicated our current and typical future tenants operate late model business jets that emit less noise than other based aircraft, leading to a decreased average noise footprint at our home basing hangar campuses.

We believe demand for home basing hangar campuses will be driven broadly by the growing size of the business aviation fleet in the United States and the delivery of larger aircraft with taller tail heights. The discovery by first-time flyers in the convenience, control and comfort of general aviation has caused a shift in consumer behavior which we believe will also support increasing demand for home basing hangar campuses.

While private aircraft use generally was not affected to the extent of commercial aviation, we believe preferences for air travel and specifically general aviation continue to shift towards private aviation following the COVID-19 pandemic, as industry data suggests that nearly 95% of the entrants who began flying privately during the COVID-19 pandemic are continuing to fly privately through 2023. See “Risk Factors — An epidemic, pandemic or contagious disease, such as COVID-19, could have a material adverse effect on our business and results of operations."

Our Properties

We seek to develop our home basing hangar campuses on long-term ground leases (or sub-leases thereof) at airports with suitable infrastructure serving metropolitan centers across the United States. We lease each of our properties under long-term ground leases.

The tables below present certain information with respect to our portfolio in development and in operation as of December 31, 2023.

●	Addison Airport ("ADS"), Addison, TX (Dallas area);
●	Bradley International Airport ("BDL"), Windsor Locks, CT (Hartford area);
●	Centennial Airport ("APA"), Englewood, CO (Denver area);
●	Chicago Executive Airport ("PWK"), Wheeling, IL (Chicago area);
●	Hudson Valley Regional Airport ("POU"), Wappingers Falls, NY (New York area);
●	Miami-Opa Locka Executive Airport ("OPF"), Opa Locka, FL (Miami area);
●	Nashville International Airport ("BNA"), Nashville, TN;
●	Phoenix Deer Valley Airport ("DVT"), Phoenix, AZ; and
●	Sugar Land Regional Airport ("SGR"), Sugar Land, TX (Houston area).

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at December 31, 2023

SGR	December 2020	7	66,080	17.6%	93.9%
BNA	November 2022	10	149,069	39.7%	90.9%
OPF Phase I	February 2023	12	160,092	42.7%	62.5%
Total/Weighted Average		29	375,241	100.0%	79.3%

PROPERTIES IN DEVELOPMENT

Facility	Status	Scheduled Construction Start	Scheduled Completion Date	Estimated Total Construction Cost ($mm)	Hangars	Square Footage
ADS Phase I	In Construction	Q4 2023	Q1 2025	32.9 - 34.9	6	115,506
ADS Phase II	Predevelopment	Q1 2025	Q1 2026	23.3 - 29.3	3	96,873
APA Phase I	In Construction	Q4 2022	Q4 2024	44.8 - 50.8	9	130,550
APA Phase II	Predevelopment	Q1 2025	Q2 2026	28.6 - 33.2	5	109,189
BDL Phase I	Predevelopment	Q2 2025	Q3 2026	26.6 - 30.8	3	101,400
DVT Phase I	In Construction	Q4 2022	Q1 2025	48.3 - 53.6	8	134,270
DVT Phase II	Predevelopment	Q4 2024	Q1 2026	28.2 - 32.8	6	125,556
OPF Phase II	Predevelopment	Q4 2024	Q1 2026	28.1 - 32.7	5	107,966
POU	Predevelopment	Q1 2025	Q2 2026	26.6 - 30.8	3	101,400
PWK Phase I	Predevelopment	Q1 2025	Q1 2026	39.7 - 45.6	5	149,400
Total				$327.1 - 374.7	53	1,172,110

Each constructed facility is expected to consist of clusters of hangars comprising at least 100,000 rentable square feet. Our hangars vary in size and format, however, on average, each hangar provides over 14,000 square feet of hangar space and 1,300 to 2,000 square feet of office space. Once completed, these facilities are expected to provide an infrastructure of over 1.5 million square feet expected to be completed in the next five years.

We intend to lease each respective hangar to one or more tenants, who will use all or a portion of such facility for general aviation aircraft storage and related uses permitted under the respective ground leases and will pay rent and other charges derived from home basing services on the respective sites to us pursuant to a sublease.

The following table identifies the latest available information on the number of aircraft based at each of our home basing hangar campus properties.

	Single Engine	Multi Engine	Jet*	Helicopters	Military	Total
Addison Airport (ADS)	326	86	123	7	-	542
Bradley International Airport (BDL)	-	2	34	5	18	59
Centennial Airport (APA)	561	104	143	22	-	830
Chicago Executive Airport (PWK)	128	18	95	4	-	245
Hudson Valley Regional Airport (POU)	82	4	1	4	2	93
Miami-Opa Locka Executive Airport (OPF)	35	13	193	3	5	249
Nashville International Airport (BNA)	18	11	72	1	15	117
Phoenix Deer Valley Airport (DVT)	754	84	15	21	2	876
Sugar Land Regional Airport (SGR)	98	18	39	4	-	159

Sources: JETNET and AirNav.

*	Jet data current as of February 2024 from JETNET.
AirNav data current as of February 2024.

The following table summarizes the total aircraft operations and forecasted total aircraft operations from 2019 through 2028 at each of our home basing hangar campus properties.

	Total Operations					Forecasted Total Operations					Average Annual
	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	Growth
Addison Airport (ADS)	121,937	109,915	114,295	120,256	119,149	120,934	129,153	136,832	144,056	144,441	2.0%
Bradley International Airport (BDL)	91,383	58,142	72,807	79,385	79,626	78,153	80,947	81,339	85,445	86,921	0.8%
Centennial Airport (APA)	349,949	331,001	310,861	300,558	360,725	357,126	363,815	370,853	377,596	379,082	1.1%
Chicago Executive Airport (PWK)	74,204	77,377	99,795	97,456	98,111	99,322	99,513	99,703	99,898	100,093	3.7%
Hudson Valley Regional Airport (POU)	44,412	43,206	58,306	60,403	58,935	55,924	56,006	56,089	56,173	56,256	3.2%
Miami-Opa Locka Executive Airport (OPF)	170,067	134,683	163,215	157,286	173,897	173,218	182,009	182,984	183,971	184,970	1.5%
Nashville International Airport (BNA)	234,964	163,365	219,427	251,446	271,842	281,810	286,620	293,114	299,488	306,013	4.3%
Phoenix Deer Valley Airport (DVT)	456,790	402,444	271,979	275,153	344,393	381,169	426,303	432,230	439,063	440,614	0.9%
Sugar Land Regional Airport (SGR)	74,509	66,502	72,409	79,662	87,048	87,130	87,333	87,537	87,741	87,949	2.1%

Sources: Historic data derived from FAA OPSNET and forecast data from FAA TAF.

Addison Airport (ADS)

The Airport. ADS is owned and operated by the Town of Addison, Texas. The airport serves the Dallas/Fort Worth Metroplex market and is in close proximity to the residential and business districts where aircraft owners and operators live and work, located only nine miles north of the central business district of Dallas. ADS does not cater to commercial flights, making it preferable for basing business aircraft as it provides for the quickest “time-to-wheels-up” in the Dallas area.

ADS is currently home to nearly 550 based aircraft, including over 120 jet aircraft. Between 2021 and 2022, ADS experienced a 5.2% increase in overall operations, followed by a 0.9% decrease in operations from 2022 to 2023. FAA TAF forward-looking data forecasts a rebound in total operations beginning in 2024 and increasing each year thereafter, including increases of 1.5%. 6.8%, and 5.9% for 2024, 2025, and 2026, respectively.

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

Aircraft hangar rental providers currently on the airport consist of three FBOs. Additionally, multiple smaller private hangars exist on the airport, primarily owned by operators or for flight schools and other airport businesses. We believe the existing hangar facilities at ADS are overcapacity and predominantly older with low door heights, which creates little opportunity for attracting newer larger private jet aircraft to the airport. Though a new FBO brought additional community hangar square footage to the airport, the combination of older current facilities, lack of private hangar space on the airport, increased wealth migration to the north side of Dallas, and substantial popularity of the airport make for an attractive target for our private and exclusive home basing hangars.

Addison Site Facilities. We obtained lease rights to approximately six acres on the northeast side of the primary runway. As part of our development plan, the existing facilities on the site, including a terminal, ramp and automobile parking, have been demolished. We anticipate developing six hangars with adjoining office and support space constituting 115,506 rentable square feet. Anticipated project completion for the ADS site is in the first calendar quarter of 2025. In January 2023, we amended our existing ground lease agreement with the Town of Addison, TX to include additional parcels of land that will effectively double the land available for development at our ADS home basing hangar campus project, with the second phase anticipated to include three hangars comprising an additional 96,873 of rentable square footage.

Bradley International Airport (BDL)

The Airport. BDL is owned and operated by the Connecticut Airport Authority and is located in Windsor Locks, Connecticut, situated between Hartford, Connecticut and Springfield, Massachusetts. BDL is classified as a medium-hub primary commercial service airport and is the second-busiest commercial airport in the New England region and major airport serving the states of Connecticut, Massachusetts, and New York.

BDL is situated on over 2,400 acres and includes two runways of 9,510 feet and 6,847, respectively. General airport facilities at BDL include fuel services, multiple cargo and maintenance facilities, and U.S. Customs facilities. BDL is home to the Connecticut Air National Guard, the New England Air Museum, and has hosted both the 103rd Airlift Wing and the 118th Airlift Squadron since 1946.

Between 2021 and 2022, total operations at BDL increased 9.0%, followed by a slight 0.3% increase in total operations from 2022 to 2023. FAA TAF forward-looking data forecasts a slight decrease of 1.8% in 2024, followed by increases each year thereafter, including annual growth projections of 3.6%, and 0.5% for 2025 and 2026, respectively.

The only aircraft hangar rental providers at BDL are two FBOs, both of which provide standard amenities. In addition, there are several private hangars at BDL owned by local corporations which generally provide storage for business aircraft, office space, maintenance space, and lounges.

Bradley Site Facilities. We obtained lease rights to approximately eight acres of land on the north side of BDL. Our projected development at BDL will consist of 3 NFPA Group III hangars with adjoining office space, with a combined leasable area of 101,400 square feet. We anticipate the completion of construction and occupancy for our BDL home basing hangar campus in the third calendar quarter of 2026.

Centennial Airport (APA)

The Airport. APA is owned and operated by the Arapahoe County Public Airport Authority. The airport serves Denver, Colorado, and surrounding areas and is classified as a National airport according to the FAA National Asset Report. APA is the largest general aviation airport in the Denver Airport System, and was the fourth busiest general aviation airport in 2023 based on data from FAA OPSNET. APA covers approximately 1,315 acres and has three runways. Other facilities at the airport include hangars and tie-downs for aircraft parking and fuel services. Services available at APA include aircraft repair and maintenance services, including airframe, power plant and avionics repair. The airport also includes a U.S. Customs facility.

APA is currently home to over 800 based aircraft, including over 140 jet aircraft. Between 2021 and 2022, APA experienced a 3.3% decrease in overall operations according to FAA OPSNET as the lingering effects of the pandemic continued to be evident. However, from 2022 to 2023, total operations at APA increased by 20.0%, reflecting a significant rebound from the decreased operational activity. FAA TAF forward looking data forecasts a slight decrease of 1.0% in 2024, further followed by increases each year thereafter, including annual growth projections of 1.9%, and 1.9%, for 2025 and 2026, respectively.

FBO services at APA are provided by four companies. The FBOs offer standard amenities such as pilot’s lounge, waiting area/lounge, weather station, restroom, showers, kitchenette, and conference rooms, flight instruction, rental car, aircraft maintenance and parts supply, hangar rental, aircraft tie-down parking, and aircraft fueling. APA has several private hangars that provide storage for business aircraft, office space, maintenance space, and lounges. Some of the private hangars are owned and built by individuals or corporations based locally.

Centennial Site Facilities. We obtained lease rights to approximately 20 acres of land in the Centennial lnterPort master-planned business hangar development on the south side of APA. Our development at APA is located in a secluded, low-traffic area on the airfield. The campus will be constructed in two phases, and in total will consist of 14 NFPA Group III hangars comprising 239,739 total rentable square feet. Our Centennial home basing hangar campus will include two hangar layouts, each including a ramp area for aircraft startup and shutdown in front of the hangar doors. Car parking is to be included in the hangar space and in an attached two car garage. The adjoining office space will include high-end finishes with a kitchen, storage and a bathroom with a shower. Each unit is also to be assigned adjacent outdoor parking.

Chicago Executive Airport (PWK)

The Airport. PWK is the leading general aviation airport in the Chicago area, and a top reliever airport for Chicago O’Hare International (ORD), accepting some 100,000 corporate, charter and light recreational aircraft operations annually. Located just 10 miles north of ORD, PWK is jointly owned by the Village of Wheeling and City of Prospect Heights, Illinois.

Over 240 aircraft are presently based at PWK, including nearly 100 jet aircraft. According to FAA OPSNET, between 2021 and 2022 PWK experienced a 2.3% decrease in total operations, which partially reversed from 2022 to 2023, when PWK saw an increase of 0.7% in year-over-year operations. FAA TAF forward-looking data projects increases of 1.2%, 0.2%, and 0.2% for 2024, 2025, and 2026, respectively.

General airport facilities at PWK consist of three runways, including a 5,001-foot primary runway, as well as fuel services, several maintenance providers, and a flight school. FBO services at PWK are provided by three companies.

Chicago Executive Site Facilities. We obtained lease rights to approximately fifteen acres of land at PWK. The home basing hangar campus will consist of 5 NFPA Group III modular hangars comprising 149,400 total rentable square feet. Ground-breaking at PWK is provisionally expected to occur in the first calendar quarter of 2025 with occupancy projected in the first calendar quarter of 2026.

Hudson Valley Regional Airport (POU)

The Airport. POU is a Part 139 Certified Airport with an FAA staffed and operated control tower and nearly 60,000 annual operations. POU is owned by the County of Dutchess, NY, and is located approximately 34 miles from White Plains and 47 miles from Teterboro.

Based on data from FAA OPSNET, between 2021 and 2022 POU recorded a 3.6% increase in overall operations. From 2022 to 2023, POU experienced a partial reversal of its previous growth, as total operations decreased 2.4%. FAA TAF forward-looking data projects a decrease of 5.1% in 2024 followed by increases of 0.1% and 0.1% in the years 2025 and 2026, respectively.

FBO services at POU are provided by one company. The airport includes a two-megawatt solar array and an Aviation Science Center with a state-of-the-art hangar operated by Dutchess Community College under the State University of New York (SUNY). The site offers a pilot, aviation management, airframe and powerplant technician, and aviation maintenance technician program.

Hudson Valley Site Facilities. We obtained lease rights to approximately seven acres of land at POU in a lightly trafficked area near runways 24 and 15. Our projected development at POU will consist of 3 NFPA Group III hangars with adjoining office space, with a combined leasable area of 101,400 square feet. We anticipate the completion of construction and occupancy for our POU home basing hangar campus to occur in the second calendar quarter of 2026.

Miami Opa-Locka Executive Airport (OPF)

The Airport. OPF is located approximately 10 miles north of the Miami central business district, 16 miles from Miami Beach, Florida, and eight miles from Miami International Airport (“MIA”). OPF is a public-use general aviation facility owned by Miami-Dade County and operated by the Miami-Dade Aviation Department.

The Miami Airport System consists of five active airports, with OPF being the largest general aviation airport in the system and designated as a reliever to MIA. Notably, OPF ranks eighth in the FAA’s Top Ten Airports for Domestic Business Jet Operations, with 52,869 domestic business jet operations during the period January 2023 through December 2023. Facilities at OPF include three runways which are all served by full-length paved parallel taxiways. Other facilities at OPF include hangars and tie-downs for aircraft parking and fuel services.

Data from FAA OPSNET indicates that between 2021 and 2022, OPF experienced a 3.6% decrease in overall operations, before a recording a significant 10.6% increase between 2022 and 2023. Forecast data from FAA TAF projects a slight 0.4% decrease in 2024, followed by increases of 5.1% and 0.5% for 2025 and 2026, respectively.

The existing stock of hangar space at OPF comprises approximately 266,000 square feet of space, with an additional 350,000 square feet of new construction hangar space planned. There are six large, nested T-Hangar rows on the airport, capable of storing 99 aircraft. Aside from our Miami-Opa Locka development, no private hangar space for larger aircraft is available at OPF.

Miami-Opa Locka Site Facilities. The OPF facilities are planned to be constructed in two phases and are expected to consist of 17 individually-leased NFPA Group III hangars comprising 268,058 total rentable square feet. Construction of the first phase of facilities was completed in February 2023. Construction of the second phase of facilities is expected to begin in the fourth calendar quarter of 2024 and be completed in the fourth calendar quarter of 2025. Each hangar can accommodate the various ultra-long-range jets and include 480-, 240- and 120-volt electrical outlets to allow for routine maintenance. Every hangar includes a ramp area for aircraft startup and shutdown in front of the hangar doors. Car parking is included in the hangar space. The adjoining office space includes high-end finishes with a kitchen, storage and a bathroom with showers. Each hangar is also assigned adjacent outdoor parking.

Nashville International Airport (BNA)

The Airport. BNA is the primary commercial air service facility serving the Nashville metropolitan area and is the largest airport in the State of Tennessee. As the only medium hub in the region, BNA serves as the primary commercial service airport for the air service area. BNA is one of the nation’s fastest-growing airports. The combination of Nashville’s robust economy and business and tourism appeal led to eight successive years of often double-digit growth, which ended with 21.9 million passengers that passed through the airport in 2023. BNA has four runways, the longest of which is 11,030 feet. Berry Field Air National Guard Base is located on the premises of BNA and it has hosted the 118th Airlift Wing since 1937.

According to FAA OPSNET, between 2021 and 2022 BNA experienced a 14.6% increase in overall operations, which was followed-up by a further 8.1% increase between 2022 and 2023. FAA TAF forward-looking data projects the growth to continue through 2024, 2025, and 2026, with growth projections of 3.7%, 1.7%, and 2.3%, respectively.

There are two FBOs at BNA. In addition, there are several private hangars at BNA which generally provide storage for business aircraft, office space, maintenance space, and passenger/pilot lounges. Some of the private hangars are owned and built by individuals, while others are leased from one of the FBOs. Aside from our BNA home basing hangar campus, no private hangar space for larger aircraft is currently available for lease at BNA.

Nashville Site Facilities. We obtained lease rights to 15.15 acres of land at BNA. The constructed facilities at BNA consist of nine newly constructed individually-leased NFPA Group III hangars comprising 121,867 total square feet. Our Nashville campus also includes a legacy facility, Hangar 14, with an area of 27,202 square feet. Groundbreaking on the new facilities at BNA occurred in July 2021 and construction was completed in October 2022. Each of the hangars includes a ramp area for aircraft startup and shutdown in front of the hangar doors. Car parking is included in the hangar space, which can accommodate multiple cars. The adjoining office space includes high-end finishes with a kitchen, storage and a bathroom with a shower. Each unit is also assigned adjacent outdoor parking.

Phoenix Deer Valley Airport (DVT)

The Airport. DVT is a medium sized, predominantly business and general aviation airport that is owned and operated by the City of Phoenix, Arizona. DVT is located on 914 acres within Phoenix’s northern limits, approximately 20 miles north of downtown and approximately 17 miles north of Phoenix Sky Harbor International Airport (“PHX”). DVT serves to relieve general aviation air traffic from PHX and is a convenient alternative to the larger and more congested airport. This convenience has led DVT to become one of the busiest general aviation airports in the country, ranking as the sixth busiest general aviation airport in 2023 based on data from FAA OPSNET. The airport is also home to several flight schools. No commercial passenger service operations are available; however, air taxi service is available.

DVT has two parallel runways. The airport offers a complete range of services including fueling, avionics repair, maintenance, parts, flight training, new and used aircraft sales, aircraft rentals, a pilot shop, and a restaurant. The landside facilities at DVT include the terminal building, an FBO, flight schools, fueling facilities, major utilities, and support facilities.

Based on data from FAA OPSNET, between 2021 and 2022, DVT experienced a 1.2% increase in overall operations. In 2023, DVT recorded an increase of 25.2% in total operations as compared to 2022, as DVT began returning to pre-COVID 19 levels of activity. FAA TAF forward-looking data forecasts a continued rebound in total operations each year, including increases of 10.7%, 11.8%, and 1.4% for 2024, 2025, and 2026, respectively.

Currently, the only aircraft hangar rental providers at DVT are the DVT Airport Authority and an FBO. According to the DVT Airport Authority, they do not have any corporate/executive hangars, but they have available land to build hangars. The FBO is currently based in two locations at DVT and its future plans at DVT include the construction of new hangars as well as a modern FBO facility.

Deer Valley Site Facilities. We obtained lease rights to approximately 15 acres of land at DVT on the southeast side of the airport. Our development at DVT is located in a secluded, low-traffic area on the airfield. The campus will consist of 16 individually leased NFPA Group III modular hangars comprising 220,764 total rentable square feet. Ground-breaking for the first phase occurred in December 2022. Every hangar includes a ramp area for aircraft startup and shutdown in front of the hangar doors. Car parking is included in the hangar space, which can accommodate multiple cars. The adjoining office space includes high-end finishes with a kitchen, storage and a bathroom with a shower. Each hangar is also assigned adjacent outdoor parking.

Sugar Land Regional Airport (SGR)

The Airport. SGR is located approximately 20 miles southwest of the Houston central business district. The airport is situated on 622 acres owned by the City of Sugar Land, Texas. SGR is a municipal-owned, public-use general aviation facility, and it is included in the Federal Aviation Administration’s (“FAA”) National Plan of Integrated Airport Systems (“NPAIS”).

SGR is designated as a “reliever airport” for George Bush Intercontinental Airport and William P. Hobby International Airport in Houston, Texas. 24 companies on the 2022 Fortune 500 list are headquartered in the Houston metro area. General airport facilities at SGR include an 8,000-foot primary runway, as well as fuel services, aircraft storage in hangars, and tie-down parking. SGR also includes U.S. Customs facilities. SGR is home to seven on-airport businesses that offer services such as FBO amenities, aircraft maintenance, and avionics. The most frequent general aviation operations at SGR involve business and charter flights, flight instruction, recreational flying and law enforcement.

Between 2021 and 2022, SGR experienced a 10.0% increase in overall operations based on data from FAA OPSNET. Overall operations at SGR increased an additional 9.3% between 2022 and 2023. FAA TAF forward-looking data projects modest growth to continue through 2024, 2025, and 2026, with growth projections of 0.1%, 0.2%, and 0.2%, respectively.

The sole FBO onsite at SGR is the primary competition for our home basing hangar campus at SGR. Another company located at SGR has maintenance hangars onsite, and can accommodate short-term hangar rentals without FBO services.

Sugar Land Site Facilities. The total development consists of 7 individually leased NFPA Group III hangars, with a combined leasable area of 66,080 square feet, which was completed in December 2020. All hangars feature 28 foot-high doors and include 480-, 240- and 120-volt electrical outlets to allow for routine maintenance.

Customers, Sales and Marketing

We seek to maximize hangar rental charges consistent with capacity utilization at our existing and future facilities. Rental hangar space is open to the public on a non-discriminatory basis, and prospective tenants are reviewed for credit quality and nature of intended use of the facilities. We focus our operations on various types of tenants, including individuals (directly or through personally or family-owned LLCs), charter operations, flight schools, corporate fleets, government entities, and aviation service providers. We intend to develop a diversified portfolio of tenants in terms of geography, type of tenant and length of lease term.

While much of our historical revenue has been concentrated with our two largest tenants, longer term, we do not expect to depend on a single tenant or group of tenants, the loss of which would have a material adverse effect on our business. We expect to diversify our risk by having multiple types of tenants across multiple locations throughout the country. See “Risk Factors — Our rental income is initially concentrated within a small number of tenants and the loss of or default by one or more significant tenants could have a material adverse effect on our business and results of operations.”

Tenant lease terms are generally 1-10 years, with maturity dates staggered for purposes of risk management. Base lease rents vary by location, but all leases feature annual rent escalation. Leases are structured as either gross or triple-net, with tenants covering insurance, taxes and utilities. The tenant leases generally do not have early termination options, and we expect renewals to be reset to prevailing fair market value.

Competition

The hangar space rental segment of the aviation services industry in which we operate is very competitive. We compete with national, regional and local FBOs and other local hangar real estate companies. Our competitors may include FBOs currently operating at certain airports that may have greater financial or other resources and/or lower cost structure than us. Other competitors have been in business longer than us and may have greater financial resources available.

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

Government Regulation

FAA Regulation

The industry is overseen primarily by the FAA. In addition, the Department of Homeland Security, Department of Transportation, Environmental Protection Agency, state and local environmental agencies, and local airport authorities contribute to the regulation of our home basing hangar campuses. We must comply with federal, state, and local environmental statutes, and regulations, including those associated in part with the operation of fuel storage tank systems and fuel trucks. These requirements include, among others, tank and pipe testing for tightness, soil sampling for evidence of leaking, and remediation of detected leaks and spills.

Environmental and Related Matters

Our home basing hangar campuses are subject to regular inspection by local environmental agencies, as well as local fire marshals and other agencies. We do not expect that compliance and related remediation work, if any, will have a material negative impact on our business. We have not received notice requiring us to cease operations at any location or of any abatement proceeding by any government agency for failure to comply with applicable environmental laws and regulations.

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

Environmental Matters

Our properties are subject to numerous statutes, rules and regulations relating to environmental protection and our business is exposed to various environmental risks, hazards, and environmental protection requirements, including those related to the storage and handling of jet fuel and compliance with firefighting regulations. See “Risk Factors — Our properties are subject to environmental risks that may impact our future profitability” of this Report.

We endeavor to be a leader of the industry’s initiatives to address environmental issues, and we are increasingly focused on how we can reduce our carbon footprint in a sustainable way. As part of this, our home basing hangar campuses are designed to reduce the need to reposition private jets, which reduces the use of fuel as well as air emissions and noise pollution. We operate a fleet of electric ground support equipment which have a low cost to operate and maintain. In addition, our home basing hangar campuses are designed to be electric vehicle charger-equipped and electric aircraft charger-ready. In addition, our hangar design contains environmentally friendly aspects such as no-foam fire suppression. Moreover, our hangars are designed to be both solar and wind energy capable for future installation.

Insurance

We maintain insurance of the types and in amounts that we believe to be adequate and consistent with industry standards. During construction, our principal coverage includes builder's risk, general liability, excess liability, and contractor's pollution liability insurance. Once operational, each campus maintains commercial property, flood, earthquake, boiler and machinery, business income/loss of rent, automobile liability, general liability, environmental liability, and worker's compensation insurance. We maintain general liability and product liability insurance in connection with our hangar manufacturing activities. We also maintain insurance coverage related to our directors and officers, employment-related liabilities, and cyber-related incidents. We require the tenants at our campuses to maintain aircraft physical damage, general liability, worker's compensation, and automobile liability insurance coverage.

Human Capital

As of December 31, 2023, we had 35 employees and 13 independent contractors, none of which were subject to collective bargaining agreements. We also engage consultants to supplement our permanent workforce. Our operations are overseen by senior personnel with experience in business aviation and real estate, and includes top-level design, construction, operations, and finance expertise. We consider our employee relations to be in good standing. We are committed to keeping our employees informed and supported through regular communication and events, including our monthly town hall meetings.

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

Each Sky Harbour home basing hangar campus features the Sky Harbour Academy training program, which includes paid training for a career in the aviation industry. The Sky Harbour Academy recruits members of disadvantaged and underrepresented communities with an interest in aviation, ultimately providing such members full training and certification as line service technicians and customer service representatives. The Sky Harbour Academy aims to provide assistance with placement in aviation jobs, including full-time roles at Sky Harbour.

Human capital strategies are developed and managed by our Chief Financial Officer, who reports to the Chief Executive Officer, and are overseen by the compensation committee and the Board. Our executive management team regularly review and update our talent strategy, monitoring a variety of data, including turnover, diversity, and tenure, to design and implement effective recognition, training, development, succession, and benefit programs to meet the needs of our business and our employees.

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

Pursuant to a Continuing Disclosure Agreement, dated as of September 14, 2021, by and between the Public Finance Authority (Wisconsin) and the Company (the “Continuing Disclosure Agreement”) in connection with the Series 2021 Bonds, Sky Harbour Capital LLC (“SHC”), a subsidiary of Sky, is required to publish (i) Monthly Construction Reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC, all of which are available through the website of the Municipal Securities Rulemaking Board via its Electronic Municipal Market Access (“EMMA”) system at www.msrb.org and on the investor relations section of our website.

The information on our website is not, and shall not be deemed to be, part of this Report or incorporated into any other filings we make with the SEC, except as shall be expressly set forth by specific reference in any such filings.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Report, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

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

●	we may be unable to obtain financing for the development of additional sites on favorable terms, or at all, as a result of our existing indebtedness, market conditions or other factors.

Our ability to meet our obligations under our ground leases and our indebtedness is dependent on our ability to enter into and collect lease payments from tenants.

Our ability to meet our obligations under the ground leases and our debt service obligations will depend on our ability to generate revenues sufficient in the aggregate to make our payments under the ground leases and our debt service obligations under our outstanding indebtedness and any other indebtedness incurred in the future. Our ability to generate revenues may be adversely affected by a wide variety of unforeseen or unforeseeable events and conditions, including, without limitation, economic changes affecting the industry generally, the airports or the tenants specifically, any of which could result in a default under the tenant leases. In addition, the ability of tenant leases to generate revenues may be adversely affected by competition from other facilities within or outside the airports where the facilities are located, including construction of new facilities at the airports at which we operate or the expansion of hangar facilities by competitors at nearby airports. There can be no assurances that the airports or their competitors will not undertake future improvements that may adversely impact the ability of tenant leases to generate revenues.

Moreover, the terms of our tenant leases currently in place do not extend past the final maturity date of our bond debt. Our ability to make payments under the ground leases or under our debt service obligations through their final maturity will depend upon our success in renewing current tenants or in re-leasing these facilities. The loss of one or more of our tenants may (without a similar tenant or tenants to replace such tenant or tenants) have a material adverse effect on our ability to collect rental revenue sufficient to meet our obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues.

The majority of our outstanding indebtedness is secured under the terms of the Series 2021 Bonds. We intend to incur additional debt in connection with new hangar projects at new airport locations, refinancing of existing indebtedness, future acquisitions, or for other purposes.

In addition, the Series 2021 Bonds include, and we expect any other indebtedness we incur in the future to include, customary events of default, the occurrence of any of which, after any applicable cure period, would permit the holders of such indebtedness, among other things, to accelerate payment of all amounts outstanding under such indebtedness and to exercise their remedies with respect to the collateral, including foreclosure and sale of the real estate interests securing the loans. If any one of these events were to occur, our business and results of operations could be materially and adversely affected.

Secured debt obligations, including those under the Series 2021 Bonds, expose us to the possibility of defaults and cross-defaults, as well as foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Each constructed and in-construction facility in our portfolio is subject to secured indebtedness under the Series 2021 Bonds. Secured debt obligations increase the risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by holders of the Series 2021 Bonds, its trustee, or other lenders and ultimately our loss of the property securing any loans for which it is in default. As described above, our current tenant leases do not extend past the maturity date of the Series 2021 Bonds, and as a result we will be required to re-lease hangars as vacancies arise in order to continue to generate revenue to meet our debt service obligations under the Series 2021 Bonds. If any of our facilities are foreclosed upon due to a default, it could materially and adversely affect our business and results of operations.

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

We expect to issue additional debt to finance future site developments and higher interest rates would impact our overall economic performance. In addition, we are subject to credit spreads demanded by fixed income investors. As a non-rated issuer, increases in general of credit spreads in the market, or for us, may result in a higher cost of borrowing in the future particularly if interest rates remain at elevated levels as compared to when we issued our debt that is currently outstanding. If additional indebtedness is unavailable to us at reasonable rates or at all, we may not be able to finance additional projects or refinance existing debt when it becomes due. If interest rates are higher when we refinance our debt, our income and cash flow could be reduced as a result of increased debt service requirements, which may hinder our ability to raise more capital by issuing more stock or by borrowing money. Our ability to successfully issue any additional debt will depend on a range of factors, including general economic conditions, the level of activity in capital markets generally, and the terms of our existing indebtedness then in effect.

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

Our business has been, and may in the future be, affected by market and economic challenges experienced by the U.S. economy or the real estate industry as a whole, increased inflation and rising interest rates. Such conditions may materially and adversely affect us as a result of the following potential consequences, among others:

•	a decreased demand for private airport hangar space, which would cause our rental rates to be negatively impacted;

•	our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue new ground leases and development sites; and

•	declines in the financial condition of our tenants could make it more difficult to collect rental revenue from them.

If the U.S. economy experiences an economic downturn, we may experience delays in leasing vacant sites, which could negatively impact our financial condition, results of operations, cash flow, and ability to service our debt obligations. Furthermore, our ability to grow and lease new sites will be inhibited.

An epidemic, pandemic or contagious disease, such as COVID-19, could have a material adverse effect on our business and results of operations.

We face risks related to an epidemic, pandemic or contagious disease, such as COVID-19, which have impacted, and in the future could impact, the markets in which we operate and could materially and negatively impact our business and results of operations. The impact of such events and measures to prevent the spread of such an event could materially and adversely affect our business in a number of ways. For example, reductions in passenger volumes and flights, as well as by the broader economic shutdown resulting from an epidemic, pandemic or contagious disease could materially and negatively impact our business and results of operations.

The demand for private air travel that increased during the pandemic may decrease, which may result in decreased demand for private airport hangar space and could materially and negatively impact our business and results of operations.

We have in the past and may again in the future be required to record impairment charges to future earnings if our long-lived assets become impaired.

Accounting principles generally accepted in the United States of America (“GAAP”) require us to assess our long-lived assets for impairment at least annually. In addition, we assess our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Depending on the results of our review, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our long-lived assets were determined, negatively impacting our results of operations. For example, in June 2022, the Company evaluated the development progress related to its smart hangar app. In connection with this evaluation, the Company recognized an impairment loss of approximately $0.2 million during the year ended December 31, 2022. See “Note 7 — Long-lived assets” in the Notes to our Consolidated Financial Statements for more information regarding our 2022 impairment of long-lived assets.

The industry in which we operate is subject to significant competition and our failure to effectively compete could have a material adverse effect on our business and results of operations.

The hangar space rental segment of the aviation services industry in which we operate is very competitive. We compete with national, regional and local FBO and other hangar real estate companies. Competitor aircraft hangar operators at an airport compete based on various factors, including location of their facilities relative to runways and street access, service, value added features, reliability, and price. Our home basing hangar campuses compete with one or more hangar operators at their respective airports and with operators at nearby airports. Furthermore, ground leases related to home basing hangar campus and FBO operations may be subject to competitive bidding at the end of their term.

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

Our home basing hangar campuses do not have the right to be the sole provider of services at any airport. Furthermore, despite limited space for further development at certain airports, existing competitors with FBO facilities located at our current or future airports could expand their hangar facilities and additional operators of home basing hangar campuses could begin operations at such airports. Competitors might seek acquisitions in regions and markets competitive to us. Given the variety of factors that impact competitiveness within the home basing hangar campus industry, we can give no assurance that we will be able to successfully compete, which could, in turn, result in a decline in the trading price of our securities.

The growth and success of our business is subject to our ability to market, attract, and retain tenants.

Our future success depends upon our ability to attract and retain tenants for hangars at our home basing hangar campuses. The extent to which we achieve growth in our customer base materially influences our business and results of operation. Any number of factors could affect our ability to grow our customer base, including tenant preferences for hangar space and related services, including size and location of the hangar, as well as general economic conditions. The level and volatility of fuel prices may also impact the general aviation industry and our ability to attract and retain tenants. In addition, our ability to attract and retain customers may be dependent on other factors outside of our control, including the future trend of private aircraft sizes, the availability of alternative hangars, including size, location and/or services provided, as well as the external perception of us. Any significant decline in our customer base, or in our rate of growth, could have a material adverse effect on our business and results of operations, which could, in turn, result in a decline in the trading price of our securities.

Our rental revenue is concentrated within a small number of tenants and the loss of or default by one or more significant tenants could have a material adverse effect on our business and results of operations.

For the year ended December 31, 2023, our two largest tenants contributed 30% of our revenues. Both of these tenants have ongoing leases with us that expire in December 2026 and November 2025, respectively (assuming no exercise of tenant option extensions). If any of our most significant tenants, currently or in the future, were to discontinue or otherwise reduce their use of our home basing hangar campuses or other services, our business and results of operation would be materially and adversely affected.

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

Inflationary and supply chain pressures have previously led to increased construction materials costs, specifically associated with steel, concrete, and other materials. We believe we may continue to experience such pressures in future quarters, as well as delays in our subsidiaries’ and contractors’ ability to requisition such materials. These pressures have led to an overall increase in budgeted and actual construction costs, as well as delays in starting and completing certain of our development projects, particularly at our Centennial and Deer Valley Airport development projects. No assurance can be given that the costs of our projects will not exceed budgets or the guaranteed maximum price for such projects or that the completion will not be delayed beyond the projected completion dates. Any such cost overruns or delays could have a material adverse effect on our business, results of operations or market reputation, which could, in turn, result in a decline in the market price of our Class A Common Stock.

The production of our hangar buildings is subject to design and construction defects, product liability, and other claims that could be significant and costly, which may delay our construction projects and could have a material adverse effect on our business and results of operations.

In May 2023, we acquired a controlling interest in a pre-engineered metal building manufacturer with the intention to design and manufacture our own hangar prototypes for our home basing hangar campuses. As a manufacturer of hangar buildings, we are subject to design and construction defects, product liability and other claims in the ordinary course of business. These defects and claims are common in the pre-engineered metal building industry and can be significant and costly to remediate, and may cause delays to our home basing hangar campus construction projects. For example, in December 2023, we engaged several structural engineering firms to perform an independent peer review of the hangar buildings designed for our DVT Phase I and APA Phase I development projects. The independent peer reviews determined that a significant design defect existed within our prototype hangar building designs that will require retrofitting to both meet and exceed our standards. The anticipated retrofitting efforts are also expected to be applied to ADS Phase I, and we project that the aggregate additional cost of such retrofits could total $26 to $28 million and require an additional three to five months of construction time for each project impacted. Future costs associated with our adherence to our standards and relevant local building codes could be significant, and may exceed our estimates of construction costs and timelines, which could have a material adverse effect on our business, cash flows, or results of operations.

In addition, our acquisition of a controlling interest in a pre-engineered metal building manufacturer may in the future subject us to a variety of legal proceedings and legal compliance risks in respect to various issues, including product liability, regulatory, safety, environmental, employment, and intellectual property matters that arise in the ordinary course of its business and in its industry, including matters that may have existed prior to our acquisition and claims that have not been asserted. We and many of our subcontractors have general liability, property, workers compensation, professional, and other business insurance. This insurance is intended to protect us against a portion of our risk of loss from defects and claims, subject to certain deductibles and coverage limits. The availability of insurance for design and construction defects, and the scope of the coverage, are currently limited and the policies that can be obtained are costly and often include substantial exclusions. There can be no assurance that insurance coverage will be available for such defects and claims, or that such coverage will not be further restricted or become more costly.

Failure to adequately maintain our home basing hangar campuses or the integrity of our fuel supplies may have a material adverse impact on the revenue or market share of one or more of our home basing hangar campuses resulting in a decline in operations of the business.

Home basing hangar campuses and FBO operators compete, in part, based on the overall quality and attractiveness of their facilities. Inadequate maintenance of any of the hangars or other assets comprising our home basing hangar campuses could result in customers’ electing not to utilize us where another provider operates, or to elect not to use a particular airport where an alternative operator in the same market exists. The resulting decline in tenants or negative impact on our reputation could adversely impact revenue, including from more than one facility, which would have a material adverse effect on our business and results of operation.

Aircraft owners and operators rely on home basing hangar campuses and FBO operators to control the quality of the fuel they provide. Failure to maintain the integrity of fuel supplies as a result of inadequate or inappropriate procedures or maintenance of fuel storage facilities, fuel trucks or related equipment on our part or our suppliers, including FBOs, could result in the introduction of contaminants and could lead to damage or failure of aircraft and could adversely impact the reputation, revenue, and/or profitability of our business.

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

We previously identified material a weakness in our internal control over financial reporting, which was recently remediated. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

As previously disclosed, we identified a material weakness in our internal control over financial reporting in our internal control over financial reporting as of June 30, 2023 related to the classification of certain cash transactions made during the six months ended June 30, 2023 associated with the payment of construction retainage liabilities incurred and appropriately recognized during the years ended December 31, 2021 and December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. With oversight from the audit committee of the Board (the “Audit Committee”) and input from management, in order to remediate the material weakness in internal control over financial reporting related to the ineffective operation of controls related to manual adjustments to the statement of cash flows, the Company designed and implemented changes in processes and controls to remediate the material weakness described above and to enhance our internal control over financial reporting, including a control to review non-standard manual adjustments to the statement of cash flows in accordance with applicable accounting guidance, and the contemporaneous preparation and review of the statement of cash flows at greater levels of disaggregation, including lower-level reporting units. As of December 31, 2023, management has completed the implementation of our remediation efforts of the material weakness described above and has performed testing to evaluate the design and operating effectiveness of the controls. As a result, management has determined that our completed remediation activities are sufficient to allow them to conclude that the previously-reported material weakness related to the identification and classification of certain manual cash flow adjustments has been remediated as of December 31, 2023.

Although the material weakness has been remediated as of December 31, 2023, if we identify additional control deficiencies that individually or in the aggregate constitute one or more material weaknesses or we otherwise fail to maintain effective disclosure controls and procedures or internal control over financial reporting in the future, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected, which may negatively impact the confidence level of our stockholders and other market participants as well as our ability to remain listed on the NYSE American. The discovery of additional material weaknesses could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A Common Stock. Although we implemented additional controls and procedures to remediate the material weakness described above, in the future those controls and procedures may not be adequate to prevent or detect material misstatements in our interim or annual consolidated financial statements due to fraud or errors.

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

We intend to continue to develop properties across the United States. When we develop properties located in new geographic areas in the United States, we may face risks associated with a lack of market knowledge or understanding of the local market, including the availability and identity of quality tenants, forging new business relationships in the area, and developing an understanding of local government requirements and procedures. For example, we recently signed new ground leases at BDL, POU, and PWK, which represent our initial entries into the states of Connecticut, New York, and Illinois, respectively, and our first home basing hanger campuses in the broader Chicago and New York markets. Furthermore, the negotiation of a potential expansion into new markets may divert management time and other resources. As a result, we may have difficulties executing our business strategy in these new markets, which could have a negative impact on our business and results of operations.

Our business and results of operations will be dependent on tenants satisfying their obligations under tenant leases, which may be subject to default or termination.

We are subject to tenant credit risk. Our home basing hangars are generally leased to single or multi hangar tenants, and certain of our tenants constitute a significant percentage of our revenues. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that tenant. For instance, any of our tenants could experience a downturn in their businesses, which may weaken their financial condition and liquidity and result in their failure to make timely payments to us or otherwise default under their contracts.

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

We carry comprehensive liability, fire, property damage, and business interruption insurance on our home basing hangar campuses, with policy specifications and insured limits that we believe are customary for similar properties. An unanticipated number of claims under the insurance policy or policies, however, could result in payment of unanticipated deductibles and increased premiums, which could result in a material adverse effect on our business and results of operations.

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

There can also be no assurance that any loss incurred will be of a type covered by such insurance and will not exceed the limits of such insurance. For instance, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could suffer disruption of rental income, potentially for an extended period of time, while remaining responsible for any financial obligations relating to the applicable home basing hangar campus, which would have a material adverse effect on our business and results of operations.

A major health or safety incident could adversely affect our business and results of operations and could be costly in terms of reputational damage.

Construction sites and airports are inherently dangerous, and operating in the aviation infrastructure industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of home basing hangar campus sites we intend to construct and operate, health and safety performance is critical to the success of all areas of our business.

Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies, governmental authorities, and local communities, which in turn could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Our properties are subject to environmental risks that may impact our future profitability.

Our properties are subject to numerous statutes, rules and regulations relating to environmental protection and we are exposed to various environmental risk and hazards, including the environmental protection requirements related to the storage and handling of jet fuel and compliance with firefighting regulations. Materialization of these risks could result in substantial losses including personal injury, loss of life, damage or destruction of property and equipment, and environmental damage. Any losses we face could be greater than insurance levels maintained by us and could have an adverse effect on us and our business and results of operations. We also could be subject to fines and penalties for violation of applicable environmental regulations, which could be substantial. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect future rentals, services and cash flows.

Failure to comply with regulations or other claims may interrupt operations and result in civil or criminal penalties, significant unexpected compliance costs and liabilities that could adversely affect the profitability of our business. These rules and regulations are subject to change, and compliance with any changes could result in a restriction of the activities of our business, significant capital expenditures, and/or increased ongoing operating costs.

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

Our properties may be exposed to rare catastrophic weather events, such as severe storms, floods or wildfires. We cannot predict the rate at which climate change will progress. However, if the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. For example, some of our properties are located in Florida and Texas and are situated in geographic areas that are periodically impacted by severe weather conditions such as hurricanes, flooding, and tornadoes. The occurrence of these or other natural disasters could cause delays in the completion of our development projects or could adversely impact the ongoing operations at our home basing hangar campuses.

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

Cyber incidents may result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation and damage to our tenants. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. Any processes, procedures, and internal controls that we implement, as well as our increased awareness of the nature and extent of a risk of a cyber-related incident, do not guarantee that our financial results, operations, business relationships, confidential information or market price of our Class A Common Stock will not be negatively impacted by such an incident.

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

We qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE American. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our Board consist of independent directors, (ii) our compensation committee consist entirely of independent directors and (iii) our director nominees be selected or recommended to our Board by our independent directors.

We rely on certain of these exemptions. As a result, we do not have a compensation committee consisting entirely of independent directors and our directors are not nominated or selected solely by our independent directors. We may also rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemptions, holders of Class A Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American.

The Existing Sky Equityholders control the direction of our business, and the concentrated ownership of Common Stock prevent you and other stockholders from influencing significant decisions.

In connection with the Yellowstone Transaction, the Company, each of Tal Keinan, Due West Partners LLC and Center Sky Harbour LLC (collectively, “the Existing Sky Equityholders”), and the Sponsor (collectively the “Stockholder Parties”) entered into a stockholders’ agreement (the “Stockholders’ Agreement”). Pursuant to the terms of the Stockholders’ Agreement, each of the parties thereto are required to take all necessary action to cause the specified designees of the Existing Sky Equityholders to be nominated to serve on our Board, and each of the holders are required, among other things, to vote all of the Company's securities held by such party in a manner necessary to elect the individuals designated by such holders. For so long as these parties hold a majority of Common Stock, they will be able to control the composition of our Board, which in turn will be able to control all matters affecting us, subject to the terms of the Stockholders’ Agreement, including:

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

Our Bylaws provide that, to the fullest extent permitted by law, and unless we provide notice in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the Certificate of Incorporation or our Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Our Bylaws further provide that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. There is uncertainty as to whether a court would enforce such a provision relating to causes of action arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The clauses described above do not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, and as such, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for and we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Yellowstone Transaction, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are is deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of its reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Because members of our senior management team hold most or all of their economic interest in Sky through other entities, conflicts of interest may arise between them and holders of shares of Class A Common Stock or us.

Because members of our senior management team hold most or all of their economic interest in Sky directly through holding companies, they may have interests that do not align with, or conflict with, those of the holders of our Class A Common Stock or with us. For example, members of our senior management team may have different tax positions from those of the Company and/or holders of Class A Common Stock, which could influence their decisions regarding whether and when to enter into certain transactions or dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to the Company.

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

Following closing of the Yellowstone Transaction, we, Sky, the Existing Sky Equityholders and Tal Keinan (in the capacity of “TRA Holder Representative”) entered into the Tax Receivable Agreement. Pursuant to the Tax Receivable Agreement, we are generally required to pay the TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Tax Group (i.e., the Company and applicable consolidated, unitary, or combined Subsidiaries) realizes, or is deemed to realize, as a result of certain Tax Attributes, which include:

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

We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof in the United States or other jurisdictions and changes in tax law could reduce our after-tax income and adversely affect our business and financial condition. For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), enacted in December 2017, resulted in fundamental changes to the Code. These changes included, among many other things, a reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, relaxed certain of the limitations imposed by the Tax Act for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the Tax Act and the CARES Act for future years is difficult to quantify, but these changes could materially affect the Company, Sky, or our respective subsidiaries. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, or effect other changes that could have a material adverse effect on the Company’s financial condition. Such changes could also include increases in state taxes and other changes to state tax laws to replenish state and local government finances depleted by costs attributable to the COVID-19 pandemic and the reduction in tax revenues due to the accompanying economic downturn.

More recently, the United States government has recently enacted the Inflation Reduction Act of 2022 which, among other things, significantly changes the taxation of business entities including by imposing a minimum tax equal to fifteen percent of the adjusted financial statement income of certain corporations as well as a one percent excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). The resulting tax liability could adversely impact the Company’s business, financial condition, results of operation and liquidity. The excise tax on share buybacks is currently not expected to have a material impact on the Company’s tax liability.

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

The market prices and trading volume that our shares of Class A Common Stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Class A Common Stock and Public Warrants to incur substantial losses. Since the closing of the Yellowstone Transaction, our Class A Common Stock has traded as low as $2.50 and as high as $43.41 through December 31, 2023. In addition, the volume of trading of our Class A Common Stock has been inconsistent. For example, on February 24, 2023 our Class A Common Stock had trading volume of 3,300 shares and on February 28, 2023 our Class A Common Stock had trading volume of 1,546,800 shares. Our Public Warrants have not traded in tandem with our Class A Common Stock, and since the closing of the Yellowstone Transaction have traded within a range of $0.17 to $2.75 through December 31, 2023.

We believe that the recent volatility and our current market prices reflect market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know how long these dynamics will last. Under the circumstances, investors in our Class A Common Stock and Public Warrants are subject to the risk of losing all or a substantial portion of their investment.

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

●

to the extent volatility in our Class A Common Stock is caused by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Class A Common Stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and

●

if the market price of our Class A Common Stock declines, you may be unable to resell your shares at or above the price at which you acquired them, and the Public Warrants you own may become out of the money.

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

●

general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), epidemics, currency fluctuations and acts of war (such as the conflict between Russia and Ukraine and the military conflict in Israel and Gaza) or terrorism; and

●	other risk factors listed under this “Risk Factors” section.

The public float of our Class A Common Stock is very illiquid, and there may not be sufficient demand in the marketplace to absorb the sale of newly registered shares.

As of December 31, 2023, the public float of our Class A Common Stock listed in the NYSE American was approximately $105.1 million, which is 45.0% of the equity capitalization of the Company. Given the company is recently listed, and does not have broad investor research coverage nor a seasoned established institutional investor base, any significant sale of newly registered shares may have a significant negative impact on the market price of our Class A Common Stock.

We cannot predict the impact our dual class structure may have on the market price of Class A Common Stock.

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

As of December 31, 2023, there were 6,798,964 outstanding Public Warrants to purchase 6,798,694 shares of Class A Common Stock at an exercise price of $11.50 per share. In addition, as of December 31, 2023, there were 7,719,779 Private Placement Warrants outstanding exercisable for 7,719,779 shares of Class A Common Stock at an exercise price of $11.50 per share and 1,541,600 outstanding PIPE Warrants to purchase 1,541,600 shares of Class A Common Stock at an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market.

In addition, as of December 31, 2023, there were 42,046,356 outstanding Sky Common Units held by the members of Sky (excluding the Company as Managing Member of Sky), which may be redeemed for shares of our Class A Common Stock on a one-for-one basis, and in connection with the redemption of such Sky Common Units, the corresponding shares of Class B Common Stock will be cancelled. The lock-up period for the outstanding shares of Class B Common Stock, and for the shares of Class A Common Stock underlying the Private Placement Warrants, expired on January 25, 2023. Furthermore, we have registered for resale all of the Class A Common Stock underlying such outstanding Sky Common Units and Private Placement Warrants. Sales of substantial numbers of such shares in the public market, or the perception that such sales may occur, could adversely affect the market price of Class A Common Stock, the impact of which is increased as the value of our stock price increases.

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

In order to raise additional capital, we have offered in the past, and may offer in the future, additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock at prices that may not be the same as the price per share paid by any investor. For example, in November 2023, we sold and issued the PIPE Shares and PIPE Warrants pursuant to the Private Placement Purchase Agreement (as defined herein) at a purchase price equivalent to approximately $6.50 per PIPE Share and associated PIPE Warrant coverage. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by any investor, and investors purchasing shares or other securities in the future could have rights superior to you. The price per share at which we sell additional shares of our Class A Common Stock, or securities convertible or exchangeable into Class A Common Stock, in future transactions may be higher or lower than the price per share paid by any investor.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity represents a critical component of our overall approach to risk management. Our cybersecurity policies, standards and practices are fully integrated into our enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by our Board. Our cybersecurity policies, standards and practices follow recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. We generally approaches cybersecurity threats through a cross-functional, multilayered approach, with specific the goals of: (i) identifying, preventing and mitigating cybersecurity threats to us; (ii) preserving the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protecting our intellectual property; (iv) maintaining the confidence of our tenants, vendors and airport partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.

Risk Management and Strategy

Consistent with overall ERM policies and practices, the Company’s cybersecurity program focuses on the following areas:

●

we maintain cybersecurity threat operations with the specific goal of identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with our established incident response plans;

●

we deploy systems safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through ongoing vulnerability assessments and cybersecurity threat intelligence;

●	we utilize collaboration mechanisms established with other entities, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks;

●

we maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems;

●	we provide periodic training and education for personnel regarding cybersecurity threats, which reinforces our information security policies, standards and practices, and such training is scaled to reflect the roles, responsibilities and information systems access of such personnel;

●

we have established and maintain comprehensive incident response plans that fully address our response to a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are evaluated on an regular basis;

●

we utilize a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from our technology, operations, legal, finance and other key business functions, as well as the members of the Board and the Audit Committee in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner; and

●

the Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with the Company’s Chief Financial Officer, Chief Accounting Officer, other members of management.

Governance

The Board, in coordination with the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that our management implements to address risks from cybersecurity threats. The Board and the Audit Committee each participate in relevant discussions on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Board and the Audit Committee would also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed, to the extent applicable.

Our Director of Information Technology is principally responsible for overseeing our cybersecurity risk management program, in partnership with other members of our management team. The Director of Information Technology works in coordination with the other members of our cybersecurity committee, which includes our Chief Financial Officer, Chief Accounting Officer and In-house Counsel. Our Director of Information Technology has served in various roles in information technology and information security for over 26 years. Our Director of Information Technology, in coordination with our cybersecurity committee, works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. Through the ongoing communications with our organization, the Director of Information Technology and the cybersecurity committee monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report such incidents to the Audit Committee when appropriate.

ITEM 2.	PROPERTIES

We currently maintain our executive office at 136 Tower Road, Suite 205, Westchester County Airport, White Plains, NY 10604 under a lease agreement. We consider our current office space adequate for our current operations. The information set forth under the caption “Our Properties” in Item 1 of this Report is incorporated by reference herein.

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

The Company’s Class A Common Stock and Public Warrants are listed on the NYSE American under the symbols “SKYH” and “SKYH WS,” respectively.

As of March 18, 2024, there were seven holders of record of Class A Common Stock and two holders of record of Warrants. However, because many of the shares of Class A Common Stock and the Warrants are held by brokers and other institutions on behalf of stockholders, the Company believes there are substantially more beneficial holders of Class A Common Stock and Warrants than record holders.

(b)	Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business. The payment of cash dividends in the future will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board deems relevant. Further, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection with any indebtedness that we incur.

(c)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	930,705	-	4,155,538
Total	930,705	-	4,155,538

(d)	Recent Sales of Unregistered Securities, Use of Proceeds from Registered Public Offering

During the year ended December 31, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities during the three months ended December 31, 2023.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview and Background

We are an aviation infrastructure development company building the first nationwide network of home basing hangar campuses for business aircraft. We develop, lease, and manage general aviation hangars across the United States, targeting airfields in markets with significant aircraft populations and high hangar demand. Our home basing hangar campuses feature exclusive private hangars and a full suite of dedicated services specifically optimized for home-based, versus transient, aircraft.

The physical footprint of the U.S. business aviation fleet grew by almost 28 million square feet in the ten years preceding the beginning of the COVID-19 pandemic, with hangar supply lagging dramatically, especially in key growth markets. As the fleet of private jets in the United States continues to grow, with recent new aircraft deliveries exceeding retirements, demand for hangar space is at a premium in part because new jets require more square footage of hangar space and the pace of new hangar construction has lagged behind the demand. The cumulative square footage of the business aircraft fleet in the United States increased 50% between 2010 and 2021. Moreover, over that same period, there was an 81% increase in the square footage of larger private jets – those with greater than a 24-foot tail height. A recent study conducted by a business aircraft manufacturer forecasted that business aircraft will only continue to grow in the next ten years, with up to 8,500 new business jet deliveries worth over $275 billion expected to be delivered between 2024 and 2033, further supported by data from the major business aviation manufacturers that suggest the current order backlog for new business aviation aircraft is over $49 billion.

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

We expect to realize economies of scale in construction through a prototype hangar design replicated at our hangar campuses across the United States. This allows for centralized procurement, straightforward permitting processes, efficient development processes, and the best hangar in business aviation. Unlike a service company, our revenues are mostly derived from long-term rental agreements, offering stability and forward visibility of revenues and cash flows. This allows the Company to fund its development through the public bond market, providing capital efficiency and mitigating refinance risk.

For a more complete description of our operations, including our home basing hangar campus development projects, refer to Item 1 — Business.

Recent Developments

On October 11, 2023, we entered into a ground lease agreement (the “PWK Lease”) with PWK. The term of the PWK Lease will be 50 years and is divided into two parcels, together allowing for the development of a hangar campus on up to 25 acres of land at PWK.

On November 1, 2023, we entered into a Securities Purchase Agreement (the “Private Placement Purchase Agreement”) with certain investors (collectively, the “Investors”), pursuant to which we sold and issued to the Investors at an initial closing an aggregate of 6,586,154 shares (the “Initial PIPE Shares”) of our Class A Common Stock and accompanying warrants to purchase up to 1,141,600 shares of Class A Common Stock (the “Initial PIPE Warrants”), for an aggregate purchase price of $42.8 million (the "Initial Financing").

On November 29, 2023 (the “Second Closing Date”), pursuant to the terms of the Private Placement Purchase Agreement, we sold and issued to the Investors an aggregate of 2,307,692 shares of our Class A Common Stock (the “Additional PIPE Shares” and, together with the Initial PIPE Shares, the “PIPE Shares”) and accompanying warrants to purchase an aggregate of 400,000 shares of Class A Common Stock (the “Additional PIPE Warrants” and, together with the Initial PIPE Warrants, the “PIPE Warrants”) for an aggregate purchase price of $15.0 million. Together with the Initial Financing, the aggregate PIPE financing through the Private Placement Purchase Agreement totaled approximately $57.8 million.

On December 13, 2023, we entered into a ground lease agreement (the “BDL Lease”) at BDL with the Connecticut Airport Authority (“CAA”). The BDL Lease covers a parcel containing approximately 8 acres of land at BDL. The initial term of the BDL Lease will be 30 years with options exercisable by the Company to extend the BDL Lease an additional 20 years.

On December 13, 2023, we entered into a ground lease agreement at POU with the County of Dutchess, New York (the “POU Lease”). The POU Lease covers two parcels containing approximately 7 acres of land at POU.

In December 2023 and March 2024, the Company updated its forecasted construction expenditures and timelines as a result of an independent peer review of the hangar buildings designed for our DVT Phase I and APA Phase I development projects. See “Factors That May Influence Future Results of Operations — Construction Material Costs and Labor” for more information.

On March 23, 2024, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “SJC Lease”) at San Jose Mineta International Airport (“SJC”) with the City of San Jose. The SJC Lease covers approximately 7 acres of property. The initial term of the SJC Lease will be 20 years from May 1, 2024, and contains a mutual option to extend the SJC Lease an additional 5 years following the expiration of the initial term.

On March 27, 2024, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “ORL Lease”) at Orlando Executive Airport (“ORL”) with the Greater Orlando Aviation Authority (“GOAA”). The ORL Lease covers a parcel containing approximately 20 acres of land at ORL. The initial term of the ORL Lease will be 30 years from expiration of construction period.

Factors That May Influence Future Results of Operations

Revenues

Our revenues are derived from rents we earn pursuant to the lease agreements we enter into with our tenants. Our ability to expand through new ground leases and tenant leases at airports is integral to our long-term business strategy and requires that we identify and consummate suitable new ground leases or investment opportunities in real estate properties for our portfolio that meet our investment criteria and are compatible with our growth strategy. Our ability to enter into new ground leases and tenant leases on favorable terms, or at all, may be adversely affected by a number of factors. We believe that the business environment of the industry segments in which our tenants operate is generally positive for tenants. However, our existing and potential tenants are subject to economic, regulatory and market conditions that may affect their level of operations and demand for hangar space, which could impact our results of operations. For example, during the year ended December 31, 2023, a tenant renting two hangars at OPF made the determination that it was necessary to change its business plans in the greater Miami market, which ultimately resulted in the negotiated settlement of the tenant’s lease with us and their exit from our OPF hangar campus. Accordingly, we actively monitor certain key factors, including changes in those factors (fuel prices, new aircraft deliveries, hangar rental rates) that we believe may provide early indications of conditions that may affect the level of demand for new leases and our lease portfolio. See “Risk Factors—Risks Related to our Business and Operations” for more information about the risks related to our tenants and our lease payments.

Operating Expense

One of our largest expenses are the lease payments payable under our ground leases. For the years ended December 31, 2023 and 2022, our operating expense related to ground leases was $4.0 million and $3.7 million, respectively. As we enter into new ground leases at new airport sites, our payments to airport landlords will continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively.

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

Construction Material Costs and Labor

When constructing our home basing hangar campuses, we use various materials and components. We contract for certain of our materials and labor with general contractors under guaranteed maximum price contracts upon receipt of building permits. This allows us to mitigate certain of the risks associated with increases in certain building materials and labor costs between the time construction begins on a hangar campus and the time it is completed. Typically, the materials and most of the components used to construct our hangar campuses are readily available in the United States. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in steel, concrete, and labor. We believe that recent inflationary pressures and market conditions will lead to continued increases in construction costs as well as market rental rates for hangars within our hangar campus development projects. However, there can be no assurance that we will be able to increase the lease rates for the hangars within our hangar campuses to absorb these increased costs and/or delays, if at all.

In May 2023, we acquired a controlling interest in a metal building and hangar door manufacturer, that we expect will ultimately result in an increase in quality and a reduction in the overall cost of the metal building and hangar door components at future home basing hangar campus development projects. We expect that over time this vertical integration will enable us to deliver metal buildings to each development site in shorter timeframes, which we believe will reduce the overall construction duration of each development project in the future. In December 2023, we engaged several structural engineering firms to perform an independent peer review of the hangar buildings designed for our DVT Phase I and APA Phase I development projects. The independent peer reviews determined a significant design defect existed within our prototype hangar building designs that will require retrofitting to both meet and exceed our standards and the respective local building codes. The anticipated retrofitting efforts are also expected to be applied to ADS Phase I, and we project that the aggregate additional cost of such retrofits could total $26 to $28 million and require an additional three to five months of construction time for each project impacted.

We intend to continue to aggressively take action to mitigate inflationary pressures, reduce construction costs, and shorten development schedules, both in the near term at our APA Phase I, DVT Phase I, and ADS Phase I development projects, and in the long term at future projects. We structure our guaranteed maximum price construction contracts with shared savings clauses to incentivize the general contractors to reduce construction costs. Given the planned design enhancements at our APA Phase I, DVT Phase I, and ADS Phase I development projects, we anticipate that our total construction costs for these projects to each be greater than our original estimates, and outside of the scope of the guaranteed maximum price construction contracts. We intend to fund the increase in estimated costs by contributing additional corporate cash holdings to SHC, thereby restricting the use of the cash to the project scope of the Series 2021 Bonds. No assurance can be given that our cost mitigation strategies will be successful, the costs of our ongoing and future projects will not exceed budgets or the guaranteed maximum price for such projects, or that the completion will not be delayed beyond the projected completion dates.

Current Capital Requirements and Future Expenditures for Expansion

We previously funded SHC with over $200 million to fund the two phases at our initial five ground leased airport locations. We maintain the ability to include up to $50 million in new projects outside the original five locations to be funded with a portion of the existing proceeds held by the trustee as long as certain approvals and supplemental consultant reports are provided showing that such new project would result in better coverage of debt service than previously contemplated projects. We exercised this ability utilizing approximately $26 million of the $50 million available and received the requisite approvals and reports in March 2023 with respect to our ADS Phase I development project.

We previously raised equity capital, along with potential future debt and further equity issuances, including the Private Placement Purchase Agreement entered into on November 1, 2023, see Note 12 — Equity and Redeemable Equity in the Notes to Consolidated Financial Statements, to begin to fund additional airport campuses and reach up to 20 airport campuses over the next several years. On average, each future campus is anticipated to be composed of at least 100,000 rentable square feet and is expected to cost approximately $55 million per campus, with 60% or more to be funded with additional private activity bonds or other indebtedness. All future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

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

Rental revenue is recognized in accordance with ASC 842 and includes fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease. Rental revenue and the corresponding rent and other receivables are recorded net of any concessions and uncollectible tenant receivables for all periods presented. The Company evaluates the collectability of tenant receivables for payments required under the lease agreements. If the Company determines that collectability is not probable, the Company recognizes any difference between revenue amounts recognized to date under ASC 842 and payments that have been collected from the lessee, including any additional rent or lease termination fees, as a current period adjustment to rental revenue.

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

Recent Accounting Pronouncements

See “Note 2 — Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

Year ended December 31, 2023 Compared to the Year ended December 31, 2022

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Year ended
	December 31, 2023	December 31, 2022	Change
Revenue:
Rental revenue	$7,575	$1,845	$5,730
Total revenue	7,575	1,845	5,730

Expenses:
Operating	7,168	5,046	2,122
Depreciation	2,278	695	1,583
Loss on impairment of long-lived assets	-	248	(248)
General and administrative	15,122	14,714	408
Total expenses	24,568	20,703	3,865

Operating loss	(16,993)	(18,858)	1,865

Other (income) expense:
Interest expense, net of capitalized interest	541	-	541
Other (income) expense	(737)	(98)	(639)
Unrealized (gain) loss on warrants	8,644	(5,082)	13,726
Total other (income) expense	8,448	(5,180)	13,628

Net loss	$(25,441)	$(13,678)	$(11,763)

Revenues

Revenues for the year ended December 31, 2023 were approximately $7.6 million, compared to approximately $1.8 million for the year ended December 31, 2022. The approximately $5.7 million, or 311%, increase was primarily the result of tenant leases commencing at our OPF and BNA hangar campuses during the year ended December 31, 2023, as well as the cumulative impact of certain additional tenant leases in place at our SGR and BNA hangar campuses as compared to the year ended December 31, 2022.

Operating Expenses

Operating expenses increased approximately $2.1 million, or 42%, from approximately $5.0 million for the year ended December 31, 2022, to approximately $7.2 million for the year ended December 31, 2023. The increase is primarily reflective of the cumulative impact of the commencement of operations at our BNA and OPF hangar campuses, which opened during the three months ended December 31, 2022 and March 31, 2023, respectively. Salaries, wages, and benefits associated with our hangar campus personnel increased by approximately $0.6 million, primarily driven by headcount increases at our BNA and OPF hangar campuses. Other operating expenses increased approximately $1.3 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at our OPF, BNA, and SGR hangar campuses. Ground lease expense increased approximately $0.2 million, primarily due to new ground leases signed at PWK, BDL, and POU during the three months ended December 31, 2023.

Depreciation Expense

Depreciation increased approximately $1.6 million, or 228%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase primarily reflects the opening of our OPF hangar campus during the three months ended March 31, 2023, the opening of our BNA hangar campus during the three months ended December 31, 2022, long-lived assets recognized as part of the Rapidbuilt Acquisition, and the placement of additional ground support equipment into service throughout 2022 and 2023.

General and Administrative Expenses

For the years ended December 31, 2023 and 2022, general and administrative expenses were approximately $15.1 million and approximately $14.7 million, respectively. The approximately $0.4 million increase was primarily driven by an approximately $2.6 million increase in salaries, wages, and benefits, which reflects an increase in full-time and contracted employees and the impact of an increase in expense recognized in connection with our equity compensation program. The increase was partially offset by an approximately $1.4 million decrease in professional fees, which was primarily driven by decreased in legal and accounting related costs due non-recurring transaction costs incurred during the year ended December 31, 2023, and our efforts to internalize job functions, and an approximately $0.8 million decrease in other administrative expenses, primarily due to decreased corporate insurance premiums.

Other (Income) Expenses

Other (income) expenses for the year ended December 31, 2023 was approximately $8.4 million of expense as compared to approximately $5.2 million of income for the year ended December 31, 2022. The shift from income to expense was primarily due to an approximately $13.7 million variance related to the mark-to-market of the outstanding warrants at December 31, 2023 as compared to December 31, 2022. These warrants consist of Public Warrants and Private Warrants initially issued by YAC as part of its initial public offering, and PIPE Warrants issued in November 2023 in connection with the Private Placement Purchase Agreement. The variance was also partially attributable to an approximately $0.5 million increase in interest expense due to the assumption of additional indebtedness as part of the Rapidbuilt Acquisition.

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

We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional private activity bonds and other debt and the issuance of additional equity securities. For example, as described further below in November 2023 we completed a $57.8 million PIPE, and we may seek to opportunistically raise additional private capital again in the future. Furthermore, we are now eligible to file a registration statement on Form S-3 and plan to do so. We believe that we will be able to utilize such a registration statement to efficiently access capital. However, we cannot assure you that we will have access to these sources of capital or that, even if such sources of capital are available, that these sources of capital will be available on favorable terms. Our ability to incur additional debt will depend on multiple factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that are or may be imposed by future lenders. Our ability to access the equity and debt capital markets will depend on multiple factors as well, including general market conditions for real estate companies, our degree of leverage, the trading price of our common stock and debt and market perceptions about our Company.

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the Series 2021 Bonds indenture. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of December 31, 2023.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$60,257	$2,174
Restricted cash	12,009	39,222
Investments	11,866	24,895
Restricted investments	88,213	114,648
Total cash, restricted cash, investments, and restricted investments	$172,345	$180,939

Private Placement and Securities Purchase Agreement

On November 1, 2023, we entered into the Private Placement Purchase Agreement with certain Investors, pursuant to which we (i)  sold and issued to the Investors on November 2, 2023 an aggregate of 6,586,154 PIPE Shares and accompanying PIPE Warrants to purchase up to 1,141,600 shares of Class A Common Stock, for an aggregate purchase price of $42.8 million, and (ii) sold and issued to the Investors on November 29, 2023 an aggregate of 2,307,692 PIPE Shares and accompanying PIPE Warrants to purchase up to an aggregate of 400,000 shares of Class A Common Stock for an aggregate purchase price of $15.0 million. The aggregate PIPE financing through the Private Placement Purchase Agreement totaled approximately $57.8 million. See “Note 12 — Equity and Redeemable Equity” in the Notes to Consolidated Financial Statements for additional information regarding the Private Placement Purchase Agreement.

Common Stock Purchase Agreement

On August 18, 2022, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Stock Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to 10 million shares of our Class A Common Stock at 97% of the volume weighted average price of our Class A Common Stock calculated in accordance with the Stock Purchase Agreement, over a period of 36 months subject to certain limitations and conditions contained in the Stock Purchase Agreement. Sales and timing of any sales of Class A Common Stock are solely at our election, and we are under no obligation to sell any securities to B. Riley under the Stock Purchase Agreement. As consideration for B. Riley’s commitment to purchase shares of our Class A Common Stock, we have issued 25,000 shares of our Class A Common Stock to B. Riley as initial commitment shares and may issue up to an aggregate of 75,000 shares of our Class A Common Stock to B. Riley as additional commitment shares if certain conditions are met. As of December 31, 2023, we have sold no shares of our Class A Common Stock to B. Riley pursuant to the Stock Purchase Agreement. See “Note 12 — Equity and Redeemable Equity” in the Notes to Consolidated Financial Statements for additional information regarding the Stock Purchase Agreement.

Equity Financing

On the Closing Date, we completed the Yellowstone Transaction, YAC changed its name to Sky Harbour Group Corporation, and Sky restructured its capitalization, issuing its Sky Common Units to the Company. As a result of the Yellowstone Transaction, the Sky Common Units that Sky issued to BOC YAC in respect of its Series B Preferred Units were converted into 5,500,000 shares of the Company’s Class A Common Stock and holders of Sky Common Units received one share of the Company’s Class B Common Stock for each Common Unit. As consideration for the issuance of Sky Common Units to the Company, YAC contributed approximately $48 million of net proceeds to us, consisting primarily of the BOC PIPE, and the amount held in the YAC trust account, net of redemptions and transaction costs.

Private Activity Bonds

On September 14, 2021, SHC completed an issuance through the Public Finance Authority (Wisconsin) of $166.3 million of Series 2021 PABs. The Series 2021 Bonds are comprised of three maturities: $21.1 million bearing interest at 4.00%, due July 1, 2036; $30.4 million bearing interest at 4.00%, due July 1, 2041; and $114.8 million bearing interest at 4.25%, due July 1, 2054. The Series 2021 Bond that has a maturity date of July 1, 2036 was issued at a premium, and Sky received bond proceeds that were $0.2 million above its face value. The net proceeds from the issuance of the Series 2021 Bonds proceeds are being used to (a) finance or refinance the construction of various aviation facilities consisting of general aviation aircraft hangars and storage facilities located and to be located on the SGR site, the OPF site, the BNA site, the APA site, the DVT site, and following our March 2023 election to reallocate a portion of the net proceeds, the ADS site; (b) fund debt service and other operating expenses such as ground lease expense during the initial construction period; (c) fund deposits to the Debt Service Reserve Fund; and (d) pay certain costs of issuance related to the Series 2021 Bonds.

Debt Covenants

The Series 2021 Bonds contain financial and non-financial covenants, including a debt service coverage ratio, a restricted payments test and limitations on the sale, lease, or distribution of assets. To the extent that SHC does not comply with these covenants, an event of default or cross-default may occur under one or more agreements, and we or our subsidiaries may be restricted in our ability to pay dividends, issue new debt or access our leased facilities. The Series 2021 Bonds are collateralized on a joint and several basis with the property and revenues of all SHC subsidiaries and their assets financed or to be financed from the proceeds of the Series 2021 Bonds.

Covenants in the Series 2021 Bonds require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The Series 2021 Bonds are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of December 31, 2023, we were in compliance with all debt covenants.

Lease Commitments

The table below sets forth certain information with respect to our future minimum lease payments required under operating and finance leases as of December 31, 2023 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024	$2,080	$29
2025	2,323	24
2026	3,296	17
2027	3,727	2
2028	3,634	-
Thereafter	249,683	-
Total lease payments	264,743	72
Less imputed interest	(195,306)	(5)
Total	$69,437	$67

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2023 (in thousands):

	2024	2025-2026	2027-2028	Thereafter	Total
Principal Payments of bonds payable	$-	$-	$-	$166,340	$166,340
Interest Payments on bonds payable	6,941	13,881	13,881	114,968	149,671
Contractual payments on other long-term indebtedness	2,484	7,981	95	-	10,560
Lease commitments	2,109	5,660	7,363	249,683	264,815
Total	$11,534	$27,522	$21,339	$530,991	$591,386

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended
	December 31, 2023	December 31, 2022
Cash and restricted cash at beginning of period	$41,396	$203,935
Net cash used in operating activities	(7,735)	(27,491)
Net cash used in investing activities	(16,268)	(187,838)
Net cash provided by financing activities	54,873	52,790
Cash and restricted cash at end of period	$72,266	$41,396

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

Net cash used in operating activities was $7.7 million for the year ended December 31, 2023, as compared to $27.5 million of net cash used in operating activities for the same period in 2022. The approximately $19.8 million decrease in net cash used in operating activities was primarily attributable to a $15.5 million favorable change in the Company's working capital position, which was primarily driven by $9.6 million of initial direct costs associated with the purchase of our former landlord's leasehold interest at OPF during the year ended December 31, 2022. The decrease was also partially attributable to a $4.3 million decrease in net loss, net of non-cash adjustments. The decrease in net loss was primarily driven by an increase in revenue and a decrease in non-recurring general and administrative expenses incurred in the expansion of our business, including transaction-related expenses incurred during the year ended December 31, 2023.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various home basing hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of home basing hangar campus development projects.

Net cash used in investing activities was approximately $16.3 million for the year ended December 31, 2023, compared to net cash used in investing activities of approximately $187.8 million for the same period in 2022. The decrease of $171.5 million of net cash used in investing activities was driven primarily by an increase of approximately $193.4 of proceeds received from the Company's held-to-maturity investments during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was also attributable to a decrease of approximately $21.8 million of held-to-maturity U.S. Treasury purchases. The decrease in net cash used in investing activities attributable to our net held-to-maturity U.S. Treasury investments was offset by an increase of approximately $25.5 million of available for sale U.S. Treasury investment purchases and a decrease of approximately $10.9 million of proceeds received from such investments during the year ended December 31, 2023 as compared to the same period in 2022. In addition, the decrease was offset by an approximately $10.4 million increase in capital expenditures during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our home basing hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash provided by financing activities was $54.8 million for the year ended December 31, 2023, compared to $52.8 million for the same period in 2022. The approximately $2.0 million increase in net cash provided by financing activities was primarily driven by the equity financing completed during the year ended December 31, 2023, as compared to the year ended December 31, 2022. During the year ended December 31, 2023, the Company received $57.8 million of proceeds during the fourth quarter due to the issuance of Class A Common Stock and Warrants in connection with the Private Placement Purchase Agreement. During the year ended December 31, 2022, the Company received $45.0 million of proceeds from the issuance of the BOC PIPE and $15.7 million of gross proceeds from the YAC trust account, both occurring in the first quarter. The proceeds received during the first calendar quarter of 2022 were offset by the payment of approximately $9.2 million of equity issuance costs during the same period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sky Harbour Group Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sky Harbour Group Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

New York, New York

March 27, 2024

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Cash	$60,257	$2,174
Restricted cash	12,009	39,222
Investments	11,866	24,895
Restricted investments	88,213	114,648
Prepaid expenses and other assets	6,003	4,448
Cost of construction	64,212	48,242
Constructed assets, net	77,283	39,709
Right-of-use assets	70,527	56,716
Long-lived assets, net	11,829	1,150
Total assets	$402,199	$331,204

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$16,740	$14,184
Operating lease liabilities	69,437	53,531
Bonds payable, net of debt issuance costs and premiums	162,420	162,210
Loans payable and finance lease liabilities	9,311	-
Warrants liability	12,045	2,904
Total liabilities	269,953	232,829

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of December 31, 2023; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 24,165,523 and 14,962,831 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2	1
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,192,250 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	88,198	29,560
Accumulated deficit	(19,361)	(3,184)
Accumulated other comprehensive income (loss)	312	(102)
Total Sky Harbour Group Corporation stockholders’ equity	69,155	26,279

Non-controlling interests	63,091	72,096
Total equity	132,246	98,375

Total liabilities and equity	$402,199	$331,204

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended
	December 31, 2023	December 31, 2022
Revenue:
Rental revenue	$7,575	$1,845
Total revenue	7,575	1,845

Expenses:
Operating	7,168	5,046
Depreciation	2,278	695
Loss on impairment of long-lived assets	-	248
General and administrative	15,122	14,714
Total expenses	24,568	20,703

Operating Loss	(16,993)	(18,858)

Other (income) expense:
Interest expense, net of capitalized interest	541	-
Other (income) expense	(737)	(98)
Unrealized loss (gain) on warrants	8,644	(5,082)
Total other (income) expense	8,448	(5,180)

Net loss	$(25,441)	$(13,678)

Net loss attributable to non-controlling interests	(9,264)	(10,494)
Net loss attributable to Sky Harbour Group Corporation shareholders	$(16,177)	$(3,184)

Loss per share
Basic	$(0.98)	$(0.23)
Diluted	$(0.98)	$(0.23)
Weighted average shares
Basic	16,456	13,965
Diluted	16,456	13,965

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended
	December 31, 2023	December 31, 2022
Net loss	$(25,441)	$(13,678)
Other comprehensive loss, before related income taxes:
Unrealized gains (losses) on available-for-sale securities	684	(102)
Total other comprehensive loss	$(24,757)	$(13,780)

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Redeemable Sky Series B		Class A		Class B		Additional		Accumulated Other	Total		Non-
	Preferred Units		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Members	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Equity	Interests	Equity
Balance at December 31, 2021	-	$54,029	-	$-	-	$-	$-	$-	$-	-	$16,931	$-	$16,931
Sky incentive compensation prior to recapitalization	-	-	-	-	-	-	-	-	-	-	23	-	23
Net income (loss) prior to recapitalization	-	-	-	-	-	-	-	-	-	-	(1,247)	-	(1,247)
Yellowstone Transaction and recapitalization, See Note 3	-	(54,029)	14,937,581	1	42,192,250	4	28,681	-	-	28,686	(15,707)	81,024	94,003
Share-based compensation	-	-	-	-	-	-	764	-	-	764	-	-	764
Sky incentive compensation following recapitalization	-	-	-	-	-	-	-	-	-	-	-	320	320
Issuance of initial commitment shares	-	-	25,000	-	-	-	112	-	-	112	-	-	112
Exercise of warrants	-	-	250	-	-	-	3	-	-	3	-	-	3
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(102)	(102)	-	-	(102)
Net income (loss) following recapitalization	-	-	-	-	-	-	-	(3,184)	-	(3,184)	-	(9,248)	(12,432)
Balance at December 31, 2022	-	-	14,962,831	1	42,192,250	4	29,560	(3,184)	(102)	26,279	-	72,096	98,375
Share-based compensation	-	-	-	-	-	-	1,816	-	-	1,816	-	443	2,259
Vesting of restricted stock units	-	-	228,312	-	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	-	-	(65,585)	-	-	-	(377)	-	-	(377)	-	-	(377)
Exchange of Class B Common Stock	-	-	145,894	-	(145,894)	-	184	-	-	184	-	(184)	-
Issuance of PIPE Shares, net of equity issuance costs	-	-	8,893,846	1	-	-	57,012	-	-	57,013	-	-	57,013
Exercise of warrants	-	-	225	-	-	-	3	-	-	3	-	-	3
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	414	414	-	-	414
Net loss	-	-	-	-	-	-	-	(16,177)	-	(16,177)	-	(9,264)	(25,441)
Balance at December 31, 2023	-	$-	24,165,523	$2	42,046,356	$4	$88,198	$(19,361)	$312	$69,155	$-	$63,091	$132,246

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(25,441)	$(13,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,278	695
Straight-line rent adjustments, net	(239)	10
Equity-based compensation	2,259	1,217
Loss on impairment of long-lived assets	-	248
Non-cash operating lease expense	2,121	1,960
Unrealized loss (gain) on warrants	8,644	(5,082)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(440)	(1,981)
Right-of-use asset initial direct costs	(26)	(9,567)
Accounts payable, accrued expenses and other liabilities	3,109	(1,313)
Net cash used in operating activities	(7,735)	(27,491)

Cash flows from investing activities:
Purchases of long-lived assets	(767)	(1,050)
Payments for cost of construction	(55,373)	(44,917)
Investment in notes receivable, net	(2,040)	(2,199)
Net cash provided by acquisition of business	1,793	-
Purchases of available for sale investments	(54,481)	(29,997)
Purchases of held-to-maturity investments	(171,991)	(193,822)
Proceeds from available for sale investments	68,194	79,126
Proceeds from held-to-maturity investments	198,397	5,021
Net cash used in investing activities	(16,268)	(187,838)

Cash flows from financing activities:
Proceeds from issuance of PIPE Shares	57,312	45,000
Proceeds from issuance of PIPE Warrants	497	-
Proceeds from Yellowstone trust	-	15,691
Proceeds from exercise of warrants	3	3
Payments for equity issuance costs	(800)	(9,153)
Refund of debt issuance costs	-	1,249
Payments of loans payable	(1,762)	-
Payments of employee taxes related to vested equity awards	(377)	-
Net cash provided by financing activities	54,873	52,790

Net (decrease) increase in cash and restricted cash	30,870	(162,539)

Cash and restricted cash, beginning of year	41,396	203,935

Cash and restricted cash, end of year	$72,266	$41,396

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On January 25, 2022 (the “Closing Date”), our predecessor, YAC, a special purpose acquisition company incorporated in Delaware on August 25, 2020, consummated the Yellowstone Transaction contemplated by the Equity Purchase Agreement, dated as of August 1, 2021 (the “Equity Purchase Agreement”), with Sky, a Delaware limited liability company.

As a result of the closing of the Yellowstone Transaction, and collectively with the other transaction described in the Equity Purchase Agreement, the Company was reorganized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Common Units”). As of the Closing Date, SHG owned approximately 26.1% of the common units of Sky (the “Sky Common Units”), and the prior holders of Sky’s Existing Common Units (the “LLC Interests”) owned approximately 73.9% of the Sky Common Units and control the Company through their ownership of the Class B Common Stock, $0.0001 par value (“Class B Common Stock”) of the Company. As of December 31, 2023, the Company and the LLC Interests owned approximately 36.5% and 63.5% of Sky Common Units, respectively. See Notes 2 and 3 for additional discussion related to the Yellowstone Transaction.

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

Notwithstanding the legal form of the Yellowstone Transaction pursuant to the terms therein, the Yellowstone Transaction was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, YAC was treated as the acquired company for financial reporting purposes, and Sky was treated as the accounting acquirer. In accordance with this accounting method, the Yellowstone Transaction was treated as the equivalent of Sky issuing stock for the net assets of YAC, accompanied by a recapitalization.

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

• Sky’s senior management team comprises the senior management of the Company; and

• Sky’s assets were larger in relative size compared to YAC’s assets prior to the Yellowstone Transaction.

Thus, the financial statements included in this Report reflect (i) the historical operating results of Sky prior to the Yellowstone Transaction; (ii) the combined results of Sky and SHG from the date of the Yellowstone Transaction; and (iii) the net assets of SHG (formerly YAC) were stated at historical cost, with no goodwill or other intangible assets recorded.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include assumptions used within impairment analyses, estimated useful lives of depreciable assets and amortizable costs, estimates of inputs utilized in determining the fair value of financial instruments such as warrants, estimates and assumptions related to right-of-use assets and operating lease liabilities, and estimates and assumptions used in the determination of the fair value of assets acquired and liabilities assumed in business combinations. Actual results could differ materially from those estimates.

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

Pursuant to the Company’s bond offering described in Note 10 — Bonds Payable, Loans Payable, and Interest, various restricted trust bank accounts were established at a major financial institution. Such trust bank accounts are included in Restricted cash and Restricted investments on the consolidated balance sheet as of December 31, 2023 and December 31, 2022.

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

Restricted Investments Held-to-Maturity

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 10 — Bonds Payable, Loans Payable, and Interest, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets.

Unrealized losses on certain of the Company's investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the years ended  December 31, 2023 and December 31, 2022. The Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost.

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

Other long-lived assets

Long-lived assets on the consolidated balance sheets consists principally of land, buildings, machinery and equipment, ground support equipment, software, and computer equipment. Long-lived assets are carried at cost less accumulated depreciation. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over 3 to 20 years, based on the estimated useful life of the assets.

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

The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for both of the years ended December 31, 2023 and 2022. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 17 — Commitments and Contingencies.

Warrants liability

The Company accounts for the warrants assumed in the Yellowstone Transaction and the warrants sold and issued in connection with the Private Placement Purchase Agreement (as defined in Note 12 — Equity and Redeemable Equity) in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), under which warrants that do not meet the criteria for equity classification and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities carried at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized as an unrealized gain or loss in the consolidated statements of operations.

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting under ASC Topic 805, Business Combinations, whereby the total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values. The initial valuations are derived from estimated fair value assessments and assumptions used by managements. The excess of the acquisition price over those estimated fair values, if any, is recorded as goodwill. Transaction-related expenses and restructuring costs, if any, are expensed as incurred.

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

Rental revenue is recognized in accordance with ASC 842 and includes fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease. Rental revenue and the corresponding rent and other receivables are recorded net of any concessions and uncollectible tenant receivables for all periods presented. The Company evaluates the collectability of tenant receivables for payments required under the lease agreements. If the Company determines that collectability is not probable, the Company recognizes any difference between revenue amounts recognized to date under ASC 842 and payments that have been collected from the lessee, including any additional rent or lease termination fees, as a current period adjustment to rental revenue.

Variable lease payments consist of tenant reimbursements for common area maintenance, utilities, and operating expenses of the property, and various other fees, including fees associated with the delivery of aircraft fuel, late fees, and lease termination fees. Variable lease payments are charged based on the terms and conditions included in the respective tenant leases and are recognized in the same period as the expenses are incurred. For the years ended  December 31, 2023 and December 31, 2022, rental revenue includes $1,565 and $156 of variable lease payments, respectively. Variable lease revenue recognized during the year ended December 31, 2023 included a negotiated lease termination fee received from a tenant of two hangars at OPF whereby the Company agreed to release the tenant from its lease obligations in exchange for approximately 8.5 months of additional rent.

As of December 31, 2023 and December 31, 2022, the deferred rent receivable included in prepaid expenses and other assets was $367 and $83, respectively. Rent received in advance represents tenant payments received prior to the contractual due date, and is included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet. Rent received in advance consisted of $241 and $95 as of December 31, 2023 and December 31, 2022, respectively.

For the year ended December 31, 2023 and 2022, the Company derived 30% and 78% of its revenue from two tenants, respectively.

Advertising Costs

The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing costs recognized as general and administrative expenses totaled $279 for the year ended December 31, 2023, and $340 for the year ended December 31, 2022.

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

Amounts payable under the Tax Receivable Agreement, as defined in Note 3 — Yellowstone Transaction, are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable.

Recently Adopted Accounting Pronouncements

Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used and establishes additional disclosures related to credit risks. The Company adopted this guidance using the modified retrospective method in the first quarter of fiscal year 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Segment Reporting (Topic 280)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements included in ASU No. 2023-07 are required for all public entities, including entities with a single reportable segment. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance is required to be applied on a retrospective basis. We are currently evaluating the impact of the standard on our consolidated financial statement disclosures.

Income Taxes (Topic 740)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this update are effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this updated standard on its disclosures to the consolidated financial statements.

3.	Yellowstone Transaction

As contemplated by the Equity Purchase Agreement, on the Closing Date, the following occurred:

• YAC changed its name to Sky Harbour Group Corporation.

• All outstanding shares of stock held by the Sponsor were converted into shares of Class A Common Stock of the Company.

• Sky restructured its capitalization and issued to the Company 14,937,581 Sky Common Units, which was equal to the number of outstanding shares of Class A Common Stock immediately after giving effect to the Equity Purchase Agreement. The number of outstanding shares after the Equity Purchase Agreement reflected the redemption of Class A Common Stock (by former holders of the special purpose acquisition company shares that elected to redeem such shares) and the Class A Common Stock issued as a result of the BOC PIPE investment (the “BOC PIPE”), the reclassification of the existing Sky Common Units (other than the Sky Incentive Units), existing Sky Series A preferred units (the “Series A Preferred Units”) and Series B preferred units (the “Series B Preferred Units”) into Sky Common Units.

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

• The LLC Interests received one share of Class B Common Stock for each Sky Common Unit that they held, and as consideration for the issuance of 14,937,581 Sky Common Units by Sky to the Company, YAC contributed to Sky the net amount held in the YAC trust account after deducting the amount required to fund the redemption of the Class A Common Stock held by eligible stockholders who properly elected to have their shares redeemed as of the Closing Date and the amount of various transaction costs.

• The YAC Warrants that were issued and outstanding immediately prior to the Closing Date became SHG Warrants.

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

As of December 31, 2023, no transactions occurred that would result in a cash tax savings benefit that would trigger the recording of a liability under the terms of the Tax Receivable Agreement.

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

The following tables summarize the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the Rapidbuilt Acquisition:

May 12, 2023
Cash	$293
Restricted Cash	1,500
Long-lived assets	10,752
Total assets	12,545

Accounts payable, accrued expenses and other liabilities	1,427
Loans payable and finance lease liabilities	11,074
Total liabilities	12,501
Total fair value of net assets acquired	44

Effective settlement of net receivable from Rapidbuilt	44
Total consideration transferred	$44

Following the Rapidbuilt Acquisition, substantially all of Overflow and Rapidbuilt's activities relate to the manufacturing of pre-engineering hangar structures for Sky's hangar development projects. As such, the pro-forma effect of this acquisition on revenues and earnings was not material. The transaction costs associated with the acquisition were immaterial for the year ended December 31, 2023.

.

5.	Investments and Restricted Investments

The following tables are summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of  December 31, 2023 and  December 31, 2022:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$11,554	$312	$-	$11,866
Total investments	$11,554	$312	$-	$11,866

Restricted investments, held-to-maturity:
U.S. Treasuries	88,213	105	(694)	87,624
Total restricted investments	$88,213	$105	$(694)	$87.624

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$24,997	$65	$(167)	$24,895
Total investments	$24,997	$65	$(167)	$24,895

Restricted investments, held-to-maturity:
U.S. Treasuries	114,648	299	(1,991)	112,956
Total restricted investments	$114,648	$299	$(1,991)	$112,956

The following table sets forth the maturity profile of the Company's investments and restricted investments as of December 31, 2023:

	Investments	Restricted Investments
Due within one year	$11,866	$74,390
Due one year through five years	-	13,823
Total	$11,866	$88,213

6.	Cost of Construction and Constructed Assets

The Company’s portfolio as of December 31, 2023 includes the following completed and in-development projects:

●	Addison Airport ("ADS"), Addison, TX (Dallas area);
●	Bradley International Airport ("BDL"), Windsor Locks, CT (Hartford area);
●	Centennial Airport ("APA"), Englewood, CO (Denver area);
●	Chicago Executive Airport ("PWK"), Wheeling, IL (Chicago area);
●	Hudson Valley Regional Airport ("POU"), Wappingers Falls, NY (New York area);
●	Miami-Opa Locka Executive Airport ("OPF"), Opa Locka, FL (Miami area);
●	Nashville International Airport ("BNA"), Nashville, TN;
●	Phoenix Deer Valley Airport ("DVT"), Phoenix, AZ; and
●	Sugar Land Regional Airport ("SGR"), Sugar Land, TX (Houston area).

Constructed assets, net, and cost of construction, consists of the following:

	December 31, 2023	December 31, 2022
Constructed assets, net of accumulated depreciation:
Buildings, SGR, BNA, and OPF (Phase I)	$80,232	$40,921
Accumulated depreciation	(2,949)	(1,212)
	$77,283	$39,709
Cost of construction:
OPF (Phase II); APA (Phase I); DVT (Phase I); and ADS (Phase I & II)	$64,212	$48,242

The BNA, OPF Phase I, and SGR projects are being depreciated over a weighted-average useful life of approximately 47.0 years. Depreciation expense for the year ended December 31, 2023 and 2022 totaled $1,737 and $633, respectively.

7.	Long-lived Assets

Long-lived assets, net, consists of the following:

	December 31, 2023	December 31, 2022
Ground support equipment	$1,051	$485
Machinery and equipment	3,783	-
Buildings	5,380	-
Land	1,620	-
Other equipment and fixtures	596	110
Purchase deposits and construction in progress	362	650
	12,792	1,245
Accumulated depreciation	(963)	(95)
	$11,829	$1,150

Long-lived assets are being depreciated over a weighted-average use life of approximately 11.2 years. Depreciation expense for the year ended December 31, 2023 and 2022 totaled $541 and $61, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled $331 and $0 for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and December 31, 2022, long-lived assets included approximately $362 and $650, respectively, of purchase deposits towards long-lived assets which are not being depreciated as the assets have not been placed into service.

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

8.	Supplemental Balance Sheet and Cash Flow Information

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	December 31, 2023	December 31, 2022
Costs of construction	$7,022	$6,098
Employee compensation and benefits	2,438	2,047
Interest	3,474	3,470
Professional Fees	1,154	1,621
Other	2,652	948
	$16,740	$14,184

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Year ended
	December 31, 2023	December 31, 2022
Accrued costs of construction, including capitalized interest	$9,875	$8,164
Accrued costs of long-lived assets	32	-
Accrued equity issuance costs	1,000	1,500
Debt issuance costs and premium amortized to cost of construction	210	282

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Year ended
	December 31, 2023	December 31, 2022
Right-of-use assets obtained in exchange for operating lease liabilities	$16,870	$3,260
Net decrease in right-of-use assets and operating lease liabilities due to lease remeasurement	(1,639)	(11,500)

The following table summarizes interest paid:

	Year ended
	December 31, 2023	December 31, 2022
Interest paid	$7,481	$5,533

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Year ended
	December 31, 2023	December 31, 2022
Cash, beginning of year	$2,174	$6,805
Restricted cash, beginning of year	39,222	197,130
Cash and restricted cash, beginning of year	$41,396	$203,935

Cash, end of year	$60,257	$2,174
Restricted cash, end of year	12,009	39,222
Cash and restricted cash, end of year	$72,266	$41,396

9.	Leases

Lessee

The table below summarizes operating lease expense for the years ended December 31, 2023 and December 31, 2022 recorded in the captions within our consolidated statement of operations:

	Year Ended
	December 31, 2023	December 31, 2022
Operating expenses	$4,047	$3,735
General and administrative expenses	96	81
Total operating lease expense	$4,143	$3,816

The Company’s ground leases have remaining terms ranging between 26 to 73 years, including options for the Company to extend the terms. These leases expire between 2049 and 2097, which include all lease extension options available to the Company. Certain of the Company's ground leases contain options to lease additional parcels of land at the Company's option within a specified period of time. In addition to the Company’s ground leases, the company has operating leases for office space and ground support vehicles, and finance leases for vehicles supporting operations at Rapidbuilt.

The Company’s ground lease at OPF was entered into in May 2019 through its wholly owned subsidiary, Sky Harbour Opa Locka Airport LLC (“SHOLA”), with AA Acquisitions LLC (“AA”). AA is the master ground lessee of Miami Dade County (“MDC”), the ultimate landowner. On April 29, 2022, the Company, through a wholly-owned subsidiary outside the Obligated Group (as defined in Note 10 — Bonds Payable, Loans Payable, and Interest), purchased AA’s underlying interest in the ground lease for approximately $8.5 million and now leases the OPF property directly from MDC (the “OPF Lease Transaction”). The OPF Lease Transaction also required the Company to pay approximately $1.0 million in assignment fees to MDC, which, along with the $8.5 million purchase price, were recognized as initial direct costs and presented as a component of right-of-use assets. Following the OPF Lease Transaction, SHOLA continues to be obligated under the existing sublease but to an affiliate within the Company. The OPF Lease Transaction extends the term of the lease at OPF for the Company to approximately 57 years. The Company has accounted for the OPF Lease Transaction as a lease modification requiring remeasurement and remeasured the right-of-use asset and operating lease liability utilizing the Company’s incremental borrowing rate as of the date of remeasurement. As a result of the remeasurement, non-cash subtractions to the right-of-use asset and operating lease liability of $12,289 were recorded during April 2022.

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

In October 2023, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the "PWK Lease") with PWK. The PWK Lease is divided into two parcels, with the first parcel containing approximately 15 acres of land ("PWK Phase I"). Under the terms of the PWK Lease, it is the intent of PWK to grant the Company a second parcel containing approximately 10 acres of land ("PWK Phase II"). The grant of the PWK Phase II land is at the sole discretion of PWK following the Company's completion of its development project at PWK Phase I. The term of the PWK Lease will be 50 years from the acceptance of the PWK Phase I parcel following customary due diligence and completion of a land survey, with lease payments commencing following the completion of construction. The PWK Lease contains no additional extension options exercisable by the Company or PWK.

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

In December 2023, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “BDL Lease”) at BDL with the Connecticut Airport Authority (“CAA”). The BDL Lease covers a parcel containing approximately 8 acres of land at BDL. The initial term of the BDL Lease will be 30 years from the earlier of the date of completion of construction or  June 30, 2026, with lease payments commencing contemporaneously with the term. The BDL Lease contains options exercisable by the Company to extend the BDL Lease an additional 20 years following the expiration of the initial term. The BDL Lease contains customary milestones by which the Company must submit site design plans and financing plans.

In December 2023, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement at POU with the County of Dutchess, New York (the “POU Lease”). The POU Lease covers two parcels containing approximately 7 acres of land at POU. The initial term of the POU Lease will be 15 years from the date of completion of construction, with lease payments commencing upon the earlier of completion of construction or December 2025. The POU Lease contains language permitting the Company to extend the POU Lease an additional 25 years at any point following the execution of the POU Lease, subject to Dutchess County legislative approval. The Company intends to seek the 25-year extension in the first half of 2024. The POU Lease contains a customary due diligence period in which the Company holds the right to terminate the POU Lease within 270 days of its execution, as well as customary deadlines by which the Company must submit site design plans and commence construction.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Year ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,971	$1,822
Operating cash flows from finance leases	2	-
Financing cash flows from finance leases	18	-

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term in years	December 31, 2023	December 31, 2022
Operating leases	53.40	55.30
Finance leases	2.70	-

Weighted Average Discount Rate
Operating leases	5.08%	4.62%
Finance leases	5.00%	-

The Company’s future minimum lease payments required under leases as of  December 31, 2023 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2024	$2,080	$29
2025	2,323	24
2026	3,296	17
2027	3,727	2
2028	3,634	-
Thereafter	249,683	-
Total lease payments	264,743	72
Less imputed interest	(195,306)	(5)
Total	$69,437	$67

Lessor

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  December 31, 2023:

Year Ending December 31,	Operating Leases
2024	$7,428
2025	6,313
2026	4,012
2027	2,834
2028	1,203
Thereafter	2,257
Total lease payments	24,047
Less rent concessions to be applied at Company’s discretion	(214)
Total	$23,833

10.	Bonds payable, Loans payable and interest

Bonds payable

On May 20, 2021, Sky formed a new wholly-owned subsidiary, Sky Harbour Capital LLC, as a parent corporation to its wholly-owned subsidiaries that operate each of the aircraft hangar development sites under its first six ground leases. Sky Harbour Capital LLC and these subsidiaries form an Obligated Group (the “Obligated Group” or the “Borrowers”) under a series of bonds that were issued in September 2021 with a principal amount of $166.3 million (the “Series 2021 Bonds”). The members of the Obligated Group are jointly and severally liable under the Series 2021 Bonds. SHG and its other subsidiaries are not members of the Obligated Group and have no obligation to repay the bonds.

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

The bond trustee established various restricted bank accounts which were initially funded with the bond proceeds and cash on hand. The bond trustee will continue to control the Borrowers’ cash receipts and disbursements under a Trust Agreement. Such restricted funds are available to fund the construction expenditures of the two phases of OPF, BNA, DVT, APA, and ADS Phase I, with certain approvals and supplemental reports, up to $25 million at other airport sites, in addition to certain operating expenses such as ground lease expense. These accounts also include funds to pay debt service through the end of construction at each site and various reserve funds such as a ramp-up reserve, debt service reserve, and a maintenance reserve fund. Such trust bank accounts total approximately $98.8 million, of which $10.6 million and $88.2 million and included in Restricted cash and Restricted investments, respectively, on the consolidated balance sheet as of December 31, 2023.

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

As of December 31, 2023 and December 31, 2022, the fair value of the Company's Series 2021 Bonds was approximately $116.5 million and $119.5 million, respectively. The fair value of the Company's bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets.

The following table summarizes the Company’s Bonds payable as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(4,753)
Accumulated amortization of debt issuance costs and accretion bond premium	584	374
Total Bonds payable, net	$162,420	$162,210

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

Vista Loan and Guaranty Agreement

In connection with the Rapidbuilt Acquisition, Sky and Vista Bank (the “Lender”) entered into a consent, waiver, and second amendment (the “Loan Amendment”) and a guaranty agreement (the “Guaranty Agreement”) associated with the senior loan agreement between Overflow and Rapidbuilt (collectively, the “Rapidbuilt Borrowers”), and the Lender (the “Vista Loan”). Pursuant to the Loan Amendment, (i) the Lender consented to the change in control with respect to the Rapidbuilt Borrowers; (ii) the Lender waived any pre-existing events of default on the part of the Rapidbuilt Borrowers; (iii) the Lender agreed to release certain borrowed funds held in reserve, subject to specified terms and conditions; and (iv) the Rapidbuilt Borrowers agreed to certain reserve enhancement obligations, including the ability to repay principal early at the sole discretion of the Rapidbuilt Borrowers. Pursuant to the Guaranty Agreement, all of the Rapidbuilt Borrowers’ obligations under the Vista Loan will be guaranteed by Sky.

The Vista Loan was originated in  December 2020 between the Borrowers and the Lender and had approximately $10.3 million outstanding as of the Option Exercise Date. The Vista Loan accrues interest at a per annum rate equal to 3.00% above the three-month secured overnight financing rate published for first day of each calendar quarter by the Federal Reserve Bank of New York. Interest is payable on a monthly basis, and the Rapidbuilt Borrowers agreed to make certain reserve enhancement payments on  January 1,  April 1,  July 1, and  October 1 of each calendar year. The maturity date of the Vista Loan is  December 1, 2025. The Vista Loan is secured by the accounts, intellectual property, equipment, inventory, vehicles, and property of the Rapidbuilt Borrowers, and contains customary affirmative and negative covenants.

Loans Payable and Finance Leases

The following table summarizes the Company's loans payable and finance lease liabilities as of December 31, 2023 and December 31, 2022:

		December 31, 2023		December 31, 2022
	Maturity Dates	Weighted-Average Interest Rates	Balance	Weighted-Average Interest Rates	Balance
Vista Loan	December 2025	8.53%	$8,768	$-	$-
Equipment loans	August 2026 - September 2028	8.09%	475	-	-
Finance leases	September 2024 - July 2027	5.00%	67	-	-
Total Loans payable and finance leases		8.47%	$9,310	-	$-

Interest

The following table sets forth the details of interest expense:

	Year ended
	December 31, 2023	December 31, 2022
Interest	$7,481	$6,941
Accretion of bond premium and amortization debt issuance costs	210	282
Total interest incurred	7,691	7,223
Less: capitalized interest	(7,150)	(7,223)
Interest expense	$541	$-

11.	Warrants

As part of Yellowstone’s initial public offering, Yellowstone issued to third-party investors 6,799,439 warrants which entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). In addition, 7,719,779 private placement warrants were sold to the Sponsor. Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. Following the Yellowstone Transaction, the Public Warrants and Private Warrants remain outstanding under the same terms and conditions to purchase shares of the Company’s Class A Common Stock. The terms of the Private Warrants are identical to those of the Public Warrants, except for that so long as the Private Warrants are held by the Sponsor or its permitted transferees, they may be exercised on a cashless basis.

In connection with the Private Placement Purchase Agreement, the Company issued to third-party investors 1,541,600 PIPE Warrants (together with the Public Warrants and the Private Warrants, the “Warrants”). The PIPE Warrants are similar in form and substance to the Company’s Public Warrants.

The Warrants contain an exercise price of $11.50 per share and expire on January 25, 2027. The Company determined the fair value of its Public Warrants and PIPE Warrants based on the publicly listed trading price as of the valuation date. Accordingly, these warrants are classified as Level 1 financial instruments. As the terms of the Private Warrants are identical to those of the Public Warrants, the Company determined the fair value of its Private Warrants based on the publicly listed trading price of the Public Warrants as of the valuation date and have classified the Private Warrants as Level 2 financial instruments.

As of December 31, 2023, 6,798,974 and 7,719,779 Public and Private Warrants remain outstanding, respectively. As of December 31, 2023, the aggregate number of PIPE Warrants outstanding was 1,541,600.

The closing price of the Warrants was $0.75 and $0.20 per warrant on December 31, 2023 and December 31, 2022, respectively. The aggregate fair value of the Warrants was approximately $12.0 million and $2.9 million as of December 31, 2023 and December 31, 2022, respectively. During the year ended December 31, 2023, the Company recorded an unrealized loss of approximately $8.6 million. During the year ended December 31, 2022, the Company recorded an unrealized gain of approximately $5.1 million.

12.	Equity and Redeemable Equity

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

On August 1, 2021, Sky entered into the Equity Purchase Agreement with Yellowstone. In conjunction with the Equity Purchase Agreement, Boston Omaha Corporation agreed to invest $55.0 million of equity in the form of Redeemable Series B Preferred Units through its affiliate BOC YAC Funding LLC (“BOC YAC”). On September 14, 2021, Sky issued 8,049 Series B Preferred Units to BOC YAC in exchange for the $55.0 million. The Series B Preferred Units contained redemption rights for both Sky and for the holders of the Series B Preferred Units under certain circumstances. Because the Series B Preferred Units were redeemable in cash, they were previously classified as Temporary Equity, between the Liabilities and Equity sections of the consolidated balance sheet. They were carried at their net issuance price and not reflected at redemption value in the consolidated balance sheet because no Series B Preferred Units were redeemed between December 31, 2021 and January 25, 2022, the date such Units were automatically converted to the Company’s Class A Common Stock equal to the original $55.0 million investment at the conversion price of $10 per share.

Recapitalization

Prior to the Closing Date, there were 31,250 Series A Preferred Units, 8,049 Series B Preferred Units, and 27,035 Founder Units authorized, issued and outstanding. As a result of the Reverse Recapitalization on the Closing Date, the Series A Preferred Units and Founder Units converted into 42,192,250 Sky Common Units and the LLC Interests received 42,192,250 shares of SHG’s Class B Common Stock. The Series B Preferred Units converted to 5,500,000 shares of SHG’s Class A Common Stock, and Sky issued 14,937,581 Sky Common Units to SHG, which was equivalent to the total number of shares of the SHG’s Class A Common Stock outstanding on the Closing Date.

As of December 31, 2023, there were 24,165,523 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

In consideration for entering into the Stock Purchase Agreement and concurrently with the execution of the Stock Purchase Agreement, the Company issued to B. Riley 25,000 shares of Class A Common Stock as initial commitment shares and will issue up to an aggregate of 75,000 shares of its Class A Common Stock as additional commitment shares if certain conditions and milestones are met. The Company recognized expense associated with the issuance of such commitment shares of $112 during the year ended December 31, 2022 based on the fair value of the Company's Class A Common Stock on the date of issuance. As of December 31, 2023, the Company has not directed B. Riley to purchase any Class A Common Stock pursuant to the B. Riley Purchase Agreement.

Private Placement and Securities Purchase Agreement

On  November 1, 2023, the Company entered into a Securities Purchase Agreement (the “Private Placement Purchase Agreement”) with certain investors (collectively, the “Investors”), pursuant to which the Company (i) sold and issued to the Investors at an initial closing an aggregate of 6,586,154 shares (the “Initial PIPE Shares”) of the Company’s Class A Common Stock and accompanying warrants to purchase up to 1,141,600 shares of Class A Common Stock (the “Initial PIPE Warrants”), for an aggregate purchase price of $42.8 million (the "Initial Financing"), and (ii) sold and issued to the Investors at a second closing, an aggregate of 2,307,692 shares (the “Additional PIPE Shares”, and, together with the Initial PIPE Shares, the “PIPE Shares” ) of the Company’s Class A Common Stock and accompanying warrants to purchase up to an aggregate of 400,000 shares of Class A Common Stock (the “Additional PIPE Warrants” and, together with the Initial PIPE Warrants, the “PIPE Warrants”) for an aggregate purchase price of $15.0 million (the “Additional Financing” and, together with the Initial Financing, the “Financing”).

The closing of the Initial Financing occurred on  November 2, 2023 (the “Initial Closing Date”), and the closing of the Additional Financing occurred on November 9, 2023 (the “Second Closing Date”). Together with the Initial Closing Date, the aggregate PIPE financing through the Price Placement Purchase Agreement totaled $57,810,000.

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

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of December 31, 2023 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares on the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of December 31, 2023, the LLC interests owned approximately 63.5% of the Sky Common Units outstanding.

The former majority shareholder's ownership in Overflow is presented as a non-controlling interest within the Equity section of the consolidated balance sheet. As of December 31, 2023, the former majority shareholder owned approximately 49% of the partnership interests in Overflow.

13.	Equity Compensation

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

On an annual basis, the Company grants RSUs which have time-based conditions and are classified as equity awards. During the year ended December 31, 2023, the Company granted 545,522 time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan at a weighted average grant date fair value of $5.75. The RSUs will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on fourth anniversary. All RSUs were valued at their fair market value, which is the closing price of the Company's stock on the date of the grant.

The following tables presents a summary of RSU activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2023	645,000	$7.64
Granted	545,522	5.75
Vested	(191,317)	7.65
Forfeited	(68,500)	5.97
Unvested as of December 31, 2023	930,705	$6.65

During the years ended December 31, 2023, and December 31, 2022, the Company recognized stock compensation expense of $1,816 and $764, respectively, associated with the RSUs. The unrecognized compensation costs associated with all unvested RSUs at December 31, 2023 was $5,070 that is expected to be recognized over a weighted-average future period of 2.7 years.

Sky Incentive Units

In May 2021, Sky granted 3,951 Sky Incentive Units to certain employees. In connection with the Yellowstone Transaction and the execution of the Third A&R Operating Agreement, the number of existing Sky Incentive Units outstanding was adjusted based on a defined unit conversion ratio to reflect the new capital structure (see Note 12 — Equity and Redeemable Equity) and remain Sky Incentive Units, resulting in 2,807,750 outstanding Sky Incentive Units. These Incentive Units may be exchanged for Sky Common Units at the holder’s discretion upon vesting. There were no changes to the terms or conditions of the Sky Incentive Units effected by the Yellowstone Transaction. The Sky Incentive Units are classified as equity instruments.

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

Fair value of total equity	$62,287,970
Term (in years)	5
Risk-free interest rate	0.84%
Volatility	57%

Below is a summary of activity related to the Sky Incentive Units for the Year ended December 31, 2023:

	Sky Incentive Units	Weighted-average grant date fair value
Sky units outstanding as of December 31, 2022 (as previously presented)	3,951	$318.44
Sky units outstanding as of December 31, 2022 (recast for recapitalization)	2,807,750	$0.45
Granted	-	$-
Forfeitures	-	$-
Sky units outstanding as of December 31, 2023	2,807,750	$0.45

Vested Units outstanding as of December 31, 2023	2,232,735	$0.45
Non-vested Units outstanding as of December 31, 2023	575,015	$0.45

The Company recognized equity-based compensation expense on a straight-line basis over the requisite service period and has elected to account for forfeitures of Sky Incentive Units if and when they occur. The Company recorded equity-based compensation expense relating to Sky Incentive Units of $444 and $341 for the years ended December 31, 2023, and December 31, 2022, respectively, which is recorded within General and Administrative Expenses within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. As of December 31, 2023, there was $257 of total unrecognized compensation expense that is expected to be recognized over a weighted-average future period of 1.4 years.

14.	Income Taxes

Effective Tax Rate Reconciliation

We are subject to taxation in all jurisdictions in which we operate that impose an income tax on our business activities. The components of the income tax expense for the years ended  December 31, and the tax effects of temporary differences that give rise to deferred taxes at  December 31, are as follows:

	Year Ended December 31,
	2023	2022
Income tax benefit:
Deferred federal income tax benefit	(1,382)	(1,558)
Deferred state income tax benefit	(37)	(285)
Total income tax benefit before valuation allowance	(1,419)	(1,843)
Valuation allowance	1,419	1,843
Total income tax benefit	$-	$-

A reconciliation of the statutory federal income tax expense to the income tax expense (benefit) from continuing operations provided at December 31, 2023 and December 31, 2022 is as follows:

	For the Year Ended December 31,
	2023	2022
Income tax benefit at the federal statutory rate of 21%	(3,698)	$(554)
State income tax benefit, net of federal benefit	(133)	(225)
Unrealized gain on warrants	1,815	(1,067)
Stock-based compensation	105	-
Other, net	492	3
Change in valuation allowance	1,419	1,843
Total income tax benefit	$-	$-

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the years ended December 31, 2023 and 2022. The effective income tax rate for the year ended December 31, 2023 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Components of the Company’s deferred tax assets at December 31, 2023 and December 31, 2022 are as follows:

	For the Year Ended December 31,
	2023	2022
Deferred tax assets:
Amortization	27	$470
Difference between book and tax capital accounts	485	90
Stock-based compensation	139	179
Lease liability	14	-
Net operating loss carryforwards	4,146	1,923
Valuation allowance	(4,080)	(2,661)
Total deferred tax assets	$731	$1

Deferred tax liabilities:
Unrealized Gain/Loss on investments	$(1)	$(1)
Long-lived assets	(716)	-
Right-of-use assets	(14)	$-
Total deferred tax liabilities	$(731)	$(1)
Total	$-	$-

The realization of deferred tax assets, including net operating loss carryforwards ("NOLs"), is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards, and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. For the year ended December 31, 2023, we recorded a full valuation allowance due to historical losses before income taxes which reduced management's ability to rely on future expectations of income.

As of December 31, 2023, we have available federal tax operating loss carryforwards of approximately $14.4 million, including approximately $1.7 million generated by our legal predecessor prior to the Yellowstone Transaction. All federal tax operating loss carryforwards arose in tax years subsequent to 2017. Tax operating loss carryovers arising in years after 2017  may be carried forward indefinitely but are only available to offset 80% of future taxable income. We have available state tax operating loss carryforwards of approximately $14.4 million, which are available to reduce future state taxable income and would begin to expire in tax year 2040 in various amounts. Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code, as amended, and similar state provisions.

Uncertain Tax Positions

We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

The federal and state statutes of limitation for assessment of tax liability generally lapse within three years after the date the tax returns are filed. However, income tax attributes that are carried forward, such as net operating loss carryforwards, may be challenged and adjusted by taxing authorities at any time prior to the expiration of the statute of limitations for the tax year in which they are utilized. As of December 31, 2023, we do not have any open exams; however, all tax years, including those of our legal predecessor, are subject to examination by the Internal Revenue Service.

15.	Earnings (loss) per Share

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

	Year Ended
	December 31, 2023	December 31, 2022
Numerator:
Net loss	$(25,441)	$(13,678)
Less: Net loss attributable to non-controlling interests	(9,264)	(10,494)
Basic and diluted net loss attributable to Sky Harbour Group Corporation shareholders	(16,177)	(3,184)

Denominator:
Based and diluted weighted average shares of Class A Common Stock outstanding	16,456	13,965

Loss per share of Class A Common Stock – Basic and diluted	$(0.98)	$(0.23)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net loss per common share due the Company's net loss position were as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Shares subject to unvested restricted stock units	931	645
Shares issuable upon the exercise of Warrants	16,061	14,519
Shares issuable upon the exchange of Class B Common Stock	42,046	42,192
Shares issuable upon the exercise and exchange of Sky Incentive Units	2,808	2,808

16.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Unrealized gain (loss) on Available-for-sale Securities	Total
Balance as of December 31, 2021	$-	$-
Other comprehensive loss before reclassifications	(81)	(81)
Amounts reclassified to other (income) expense	(21)	(21)
Balance as of December 31, 2022	$(102)	$(102)
Other comprehensive income before reclassifications	684	684
Amounts reclassified to other (income) expense	(270)	(270)
Balance as of December 31, 2023	$312	$312

During the years ended December 31, 2023 and  December 31, 2022, the Company reported reclassifications of  $270 and $21, respectively, of unrealized gains on available-for-sale securities to net income as a component of other (income) expense.

17.	Commitments and Contingencies

In addition to the lease payment commitments discussed in Note 9 —  Leases, the ground leases to which the Company is a party contain covenants that require the Company to conduct construction of hangar facilities on the leased grounds within a certain period and in some cases, to spend a minimum dollar amount.

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

The PWK Lease contains a requirement that the Company must commence construction within six months of the issuance of permits and must complete construction within 18 months of construction commencement. If the Company is unable to adhere to the prescribed timeline and unable to receive an extension from PWK, the PWK Lease is subject to termination.

The Company has contracts for construction of the APA Phase I, DVT Phase I, and ADS Phase I projects. The Company may terminate any of the contracts or suspend construction without cause. There are no termination penalties under the construction contracts.

18.	Related Party Transactions

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged per flight hour of use along with all direct operating costs. Additionally, the Company will also incur the pro rata share of maintenance, overhead and insurance costs of the aircraft. For the years ended December 31, 2023, and December 31, 2022, the Company recognized $215 and $194 of expense, within general and administrative expense under the terms of this agreement. The related liability is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2023.

For the year ended December 31, 2023, the Company paid $105 for consulting services to a company that employed the chief financial officer until prior to July 1, 2021 and with which the Company had a pre-existing vendor relationship. The Company paid $108 during the year ended December 31, 2022 to the same company.

19.	Subsequent Events

On March 23, 2024, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “SJC Lease”) at San Jose Mineta International Airport (“SJC”) with the City of San Jose. The SJC Lease covers approximately 7 acres of property that contains an approximately 38,000 square foot hangar, approximately 19,000 square feet of office space, and approximately 108,000 square feet of apron and ramp space. The property at SJC includes additional land on which the Company intends to develop approximately 28,000 square feet of additional hangar space. The initial term of the SJC Lease will be 20 years from May 1, 2024, and contains a mutual option to extend the SJC Lease an additional 5 years following the expiration of the initial term. The SJC Lease contains customary milestones by which the Company must complete additional construction.

On March 27, 2024, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “ORL Lease”) at Orlando Executive Airport (“ORL”) with the Greater Orlando Aviation Authority (“GOAA”). The ORL Lease covers a parcel containing approximately 20 acres of land at ORL. The initial term of the ORL Lease will be 30 years from expiration of construction period, with lease payments commencing contemporaneously with the term. The ORL Lease contains options exercisable by the Company to extend the ORL Lease an additional 20 years based on the Company's total expenditures in subsequent phases at ORL. The ORL Lease requires that the Company construct $30 million of improvements in its initial phase of construction within 24 months of the effective date of the lease. The ORL Lease contains other customary milestones by which the Company must commence and complete subsequent phases of construction.

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

Pursuant to Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Our management does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management conducted an assessment of our internal control over financial reporting, including the remediation efforts described above, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that assessment, management determined that our internal controls over financial reporting were effective as of December 31, 2023.

Remediation of Previously Reported Material Weakness

As previously reported, management identified a material weakness in our internal control over financial reporting that prevented us from identifying a misclassification within the statement of cash flows and gave rise to the necessity to file a Form 10-Q/A for the three and six months ended June 30, 2023. Specifically, the Company’s internal control structure did not have an appropriate control to review the evaluation of the identification and classification of certain manual cash flow adjustments in accordance with applicable accounting guidance at each reporting period.

With oversight from the Audit Committee and input from management, the Company designed and implemented changes in processes and controls to remediate the material weakness described above and to enhance our internal control over financial reporting, including a control to review non-standard manual adjustments to the statement of cash flows in accordance with applicable accounting guidance, and the contemporaneous preparation and review of the statement of cash flows at greater levels of disaggregation, including lower-level reporting units. As of December 31, 2023, management has completed the implementation of our remediation efforts of the material weakness described above and has performed testing to evaluate the design and operating effectiveness of the controls. As a result, our management has determined that our completed remediation activities are sufficient to allow them to conclude that the previously-reported material weakness related to the identification and classification of certain manual cash flow adjustments has been remediated as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Except as described above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and certain information about each of them as of February 29, 2024 are set forth below.

Name	Age	Position(s)
Tal Keinan	54	Chair and Chief Executive Officer
Will Whitesell	51	Chief Operating Officer
Francisco X. Gonzalez	56	Chief Financial Officer
Michael W. Schmitt	38	Chief Accounting Officer
Gerald Adler	66	General Counsel and Corporate Secretary
Walter Jackson	65	Director
Alethia Nancoo	55	Director
Alex B. Rozek	45	Director
Lysa Leiponis	59	Director
Nick Wellmon	35	Director
Robert S. Rivkin	63	Director

Management

Tal Keinan. Tal Keinan has served as our Chairman of the Board and Chief Executive Officer since the closing of the business combination (the “Yellowstone Transaction”) on January 25, 2022. The Yellowstone Transaction represents the transactions contemplated by the Equity Purchase Agreement, dated as of August 1, 2021 (the “Equity Purchase Agreement”), between Yellowstone Acquisition Corp (“YAC”) and Sky Harbour LLC, a Delaware limited liability company (“Sky”), as a result of which Sky became a subsidiary of the Company. Mr. Keinan assembled and has led the Sky team since its inception in October 2017. Mr. Keinan has served as Co-Founder and Executive Chairman of Clarity Capital KCPS Ltd., a global asset-management firm, since September 2005. He has served as the chairman of Koret Israel Economic Development Funds, Israel’s largest nonprofit lender to small and micro businesses, since 2010 and as a director of Azrieli Data Centers LLC since January 2024. Mr. Keinan is a veteran of the Israel Air Force, where he served for eighteen years as an operational F-16 pilot and an air combat instructor, retiring with the rank of Lieutenant Colonel. He remains a licensed commercial pilot. Mr. Keinan holds a master’s degree in business administration from Harvard Business School and is a graduate of the Israel Air Force Academy. Mr. Keinan designated himself to be a nominee to our Board pursuant to the Stockholders Agreement described below (see “Directors, Executive Officers and Corporate Governance – Stockholders’ Agreement”). We believe Mr. Keinan is qualified to serve on our Board because of his significant industry experience and deep knowledge of our Company.

Will Whitesell.  Will Whitesell has served as our Chief Operating Officer since his appointment on January 3, 2024. Mr. Whitesell has more than 20 years of construction, development and senior management experience, most recently serving for five years at Suffolk Construction, where he served as their COO for the New York region. Prior to his position with Suffolk Construction, Mr. Whitesell was Vice President of Design and Construction at Related Companies for three years and prior to that role, served in various positions at Turner Construction for five years, last serving as Preconstruction Manager. Mr. Whitesell has an MBA from Fordham University and a BS from Temple University.

Francisco X. Gonzalez. Francisco X. Gonzalez has served as our Chief Financial Officer since the closing of the Yellowstone Transaction. Mr. Gonzalez began his role as the Chief Financial Officer of Sky on July 1, 2021. Mr. Gonzalez oversees all financial, capital markets, treasury, tax and accounting functions for the Company. During his previous positions  at Goldman Sachs & Co. LLC from 1989 to 1991 and 1993 until 2010, at RBC Capital Markets from 2010 until 2016, and at Fortress Investment Group from 2017 until 2018, Mr. Gonzalez led or was involved in numerous municipal bond financings, interest rate swaps and public private partnerships for infrastructure and municipal clients, with an emphasis in transportation related projects. He served as a managing director to LSN Partners/LSN Global Projects (“LSN”), a boutique infrastructure advisory firm since June 2018. Mr. Gonzalez, who resigned from LSN upon becoming Sky’s Chief Financial Officer, has an ongoing consulting relationship with LSN as a Senior Advisor and continues to receive payments for such consulting services. Mr. Gonzalez does not receive any payments from LSN with respect to any continuing services rendered by LSN to Sky. Mr. Gonzalez holds a BA in Economics from Harvard College and an MBA from Harvard Business School.

Michael W. Schmitt. Michael W. Schmitt has served as our Chief Accounting Officer since the closing of the Yellowstone Transaction. Mr. Schmitt has over 15 years of accounting and audit experience, most recently at PricewaterhouseCoopers LLP (“PwC”), where he held roles of increasing responsibility within the firm’s audit practice since 2012. While at PwC, Mr. Schmitt most recently served as an Assurance Director from July 2021 until January 2022 and an Assurance Senior Manager from July 2019 until June 2021. During Mr. Schmitt’s time at PwC, he served clients primarily in the transportation, travel, and logistics industries, inclusive of airlines, aircraft leasing and finance companies, and other multibillion-dollar SEC registrants in the consumer and industrial sectors. Mr. Schmitt holds a BS in Accountancy from Bryant University and is a licensed Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Gerald Adler. Gerald Adler has served as our Interim General Counsel and Corporate Secretary since the closing of the Yellowstone Transaction. Mr. Adler has over 35 years of experience practicing corporate law. Before joining the Company, Mr. Adler operated a solo practice in 2020, where he advised businesses, start-ups, and venture capital and private equity firms on general corporate and commercial law matters including mergers, acquisitions, financings, capital raises, restructuring, employment matters and commercial licenses and agreements. He previously served as Chief Operating Officer and General Counsel of Paine Schwartz Partners, LLC, a private equity firm specializing in sustainable food chain investing, from 2012 until 2019, and served as a Partner in the Corporate and Securities groups of Friedman Kaplan Seiler & Adelman, LLP from 2008 until 2011, Dechert, LLP from 2005 until 2007 and Swidler Berlin Shereff Friedman from 1989 until 2004. Mr. Adler holds a BA in Economics from Yeshiva University and a JD from the Columbia University School of Law. He is admitted to practice law in New York and is a member of the New York City Bar Association.

Non-Employee Directors

Walter Jackson. Walter Jackson has served as a member of our Board since the closing of the Yellowstone Transaction. From 2016 to 2022, Mr. Jackson was a Portfolio Manager at Onex Credit. Previously, Mr. Jackson spent 18 years in various lending and investing capacities at Goldman Sachs. From 1997 to 2007, in Goldman Sachs’s Investment Banking Division, he was responsible for origination and executing bank loans and high yield financings for leveraged buyouts and corporate M&A transactions for US and international companies. From 2008 to 2015, he was responsible for various activities in Goldman Sachs’s Merchant Banking Division, including as Senior Credit Officer and Chief Operating Officer of the Private Debt Group, where he was a member of the leadership team responsible for credit investing, capital markets, fund financing and other fund management responsibilities. Prior to joining Goldman Sachs, Mr. Jackson spent 10 years at the Bank of Nova Scotia (operating as Scotiabank) and Credit Suisse First Boston in various leveraged lending capacities. He started his career at Ernst & Whinney (now Ernst & Young) in 1985, where he was involved in financial consulting for large and middle market companies. Mr. Jackson earned an MBA from Georgia State University and a BS from Bryan College. Mr. Jackson was designated to be a nominee to our Board by Mr. Keinan pursuant to the Stockholders Agreement described below (see “Directors, Executive Officers and Corporate Governance – Stockholders’ Agreement”). We believe Mr. Jackson is qualified to serve on our Board because of his significant financial expertise.

Alethia Nancoo. Alethia Nancoo has served as a member of our Board since the closing of the Yellowstone Transaction. Ms. Nancoo has served as a partner in the Public & Infrastructure Finance practice group of Squire Patton Boggs (US) LLP since November 2013 and is a member of the firm's Global Board. Ms. Nancoo’s practice focuses on public, private and project debt finance, with particular emphasis on capital markets, infrastructure construction, airport, toll road and surface transportation, mixed-use multifamily housing, and water and sewer utility sectors. Ms. Nancoo previously served on the board of directors of the District of Columbia Water and Sewer Authority, where she was a member of the Finance and Governance Committees, and as a member of the Executive Committee of the District of Columbia Chamber of Commerce. Ms. Nancoo was recognized as Diversity, Equity and Inclusion Champion in Corporate Counsel Magazine’s 2021 Women, Influence & Power in Law and in the Washington Business Journal’s 2020 Minority Business Leader Awards. She is also a Fellow of the American College of Bond Counsel. Ms. Nancoo holds a BA in Psychology from the University of Maryland, a master’s degree in Education from the University of Maryland and a JD from the University of Wisconsin Law School. Ms. Nancoo was designated to be a nominee to our Board by Mr. Keinan pursuant to the Stockholders Agreement described below (see “Directors, Executive Officers and Corporate Governance – Stockholders’ Agreement”). We believe Ms. Nancoo is qualified to serve on our Board because of her significant experience in public and private debt finance.

Alex B. Rozek. Alex B. Rozek served as a member of the YAC Board from the time of YAC’s initial public offering in August 2020 until the closing of the Yellowstone Transaction. Mr. Rozek remained as a director of the Company following the Business Combination. Mr. Rozek has been Co-Chairperson of the Board, Co-Chief Executive Officer and President of Boston Omaha Corporation since February 2015, when he became a member of the firm’s board of directors. He also serves as the Managing Member of Boulderado Partners, LLC, a private investment partnership founded in July 2007. From 2004 to 2007, Mr. Rozek served as an analyst for Water Street Capital and Friedman Billings Ramsey Group. Prior to 2004, he worked for Hunton & Williams and FedEx. Since August 2020, Mr. Rozek has served as Co-Chairperson of the Board of Directors and Co-Chief Executive Officer of Yellowstone Acquisition Company, a special purpose acquisition company which trades on the NASDAQ Capital Market and in which one of our subsidiaries serves as sponsor. Mr. Rozek graduated with a B.S. in Biology and a Minor in Chemistry from the University of North Carolina at Chapel Hill. Mr. Rozek was designated to be a nominee to our Board by Boston Omaha Corporation pursuant to the Stockholders Agreement described below (see “Directors, Executive Officers and Corporate Governance – Stockholders’ Agreement”). We believe Mr. Rozek is qualified to serve on our Board because of his significant experience as an investor in private and public companies.

Lysa Leiponis. Lysa Leiponis has served as a member of our Board since the closing of the Yellowstone Transaction. From January 2021 through July 2022, Ms. Leiponis served as an Independent Senior Advisor at Ferrovial Airports U.S., where she advised senior executive leadership of one of the world’s leading developers and operators of airport infrastructure and provided counsel on strategic direction and growth strategy for the U.S. market. Since July 2022, Ms. Leiponis also serves as a Board Director and Member of the Audit and Risk Committee for JFK New Terminal One LLC. Ms. Leiponis has served as Principal and President of LL Aviation Advisors, LLC since February 2020, where she provides critical strategic advisory services to airport leaders, investors, airlines, and other industry stakeholders. Ms. Leiponis has served as a board member on the Critical Infrastructure Strategic Advisory Board of Parsons Corporation since March 2020 and as a member of the board of trustees of the Vaugh College of Aeronautics & Technology since October 2015, where she has also served as Chair of the Audit Committee from 2019 to present, Chair of the Compensation Committee from 2018 to 2019, Co-chair of the Governance Reform Committee from 2018 to 2019 and member of the Member Plant & Infrastructure and Development Committees from 2015 to 2018. Ms. Leiponis served as the Deputy Airport CEO and General Manager and as Airport CEO and General Manager of LaGuardia Airport from November 2010 until July 2013 and July 2013 until September 2019, respectively. Ms. Leiponis holds a BS in Accounting from Rutgers University and an MBA from Pace University. Ms. Leiponis was designated to be a nominee to our Board by Mr. Keinan pursuant to the Stockholders Agreement described below (see “Directors, Executive Officers and Corporate Governance – Stockholders’ Agreement”). We believe Ms. Leiponis is qualified to serve on our Board because of her significant industry experience.

Nick Wellmon. Nick Wellmon has served as a member of our Board since the closing of the Yellowstone Transaction. Since January 2020, Mr. Wellmon has served as the Founder and Managing Partner of Due West Partners LLC (“Due West”), a private investment firm/family office that focuses on investments in aerospace & defense, diversified industrials and consumer ventures. Prior to launching Due West, Mr. Wellmon was Director of Finance at Exotic Metals, a recognized leader in the aerospace and defense industry from February 2016 to January 2020. While at Exotic, Mr. Wellmon controlled the financial and strategic initiatives across the company’s business channels, and in 2019 led the sale of Exotic to Parker Hannifin Corporation. Earlier in his career, Mr. Wellmon was the Corporate Development Manager for eCommerce-startup Julep Beauty from December 2013 to February 2016, where he executed the company’s Series C capital raise led by Andreessen Horowitz and Madrona Venture Group. Mr. Wellmon also has ample experience in the investment banking industry, where he advised middle market companies on mergers, acquisitions and capital raising activities. Mr. Wellmon has also served as a Board Member of Sagatech Avionics since May 2021. Mr. Wellmon was designated to be a nominee to our Board by Due West pursuant to the Stockholders Agreement described below (see “Directors, Executive Officers and Corporate Governance – Stockholders’ Agreement”). We believe Mr. Wellmon is qualified to serve on our Board because of his significant experience in strategically growing companies in our industry.

Robert S. Rivkin. Robert S. Rivkin has served as a member of our Board since the closing of the Yellowstone Transaction. Since March 2019, Mr. Rivkin has been Senior Vice President and Chief Legal Officer for United Airlines, where he leads United’s Legal Department, including the corporate, securities, finance, commercial, litigation, government contracts, intellectual property, antitrust, environmental, employment and international groups. Prior to joining United, Mr. Rivkin served as deputy mayor of the City of Chicago from August 2017 to February 2019, of counsel of Riley Safer Holmes & Cancila LLP from July 2016 to August 2017 and deputy general counsel of Delta Air Lines from May 2013 to April 2016. Prior to joining Delta, Mr. Rivkin served as general counsel of the U.S. Department of Transportation from May 2009 to April 2013, after being nominated by President Obama and unanimously confirmed by the U.S. Senate. Mr. Rivkin served as a director of the National Park Foundation from August 2015 until February 2022.  Mr. Rivkin has served as a member of the Board of Trustees at the Steppenwolf Theatre Company since September 2019 and a member of the Board of Trustees of the Chicago Architecture Center since March 2020. Mr. Rivkin holds a BA in Social Studies from Harvard College and a JD from Stanford Law School, where he was an associate editor of the Stanford Law Review and clerked for Judge Joel M. Flaum of the U.S. Court of Appeals for the 7th Circuit. Mr. Rivkin was designated to be a nominee to our Board by Center Sky Harbour LLC (“Center Sky”) pursuant to the Stockholders Agreement described below (see “Directors, Executive Officers and Corporate Governance – Stockholders’ Agreement”). We believe Mr. Rivkin is qualified to serve on our Board because of his significant public company experience and his knowledge of our industry.

Corporate Governance Profile

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance structure include the following:

•	the Board is not classified, with each of our directors subject to re-election annually, and we may not classify our Board without stockholder approval;

•	we have a majority voting standard for uncontested director elections;

•

we intend to comply with the corporate governance standards of the NYSE American, including having committees of the Board comprised solely of independent directors, except the Compensation Committee which includes the Chief Executive Officer;

•	a majority of our directors are independent under the listing standards of the NYSE American;

•	we have a lead independent director;

•	we anticipate that at least one of our directors will qualify as an “audit committee financial expert,” as defined by the SEC;

•	our stockholders have the ability to amend our Bylaws by the affirmative vote of a majority of the outstanding shares of our common stock;

•	we have opted out of the business combination and control share acquisition statutes under the Delaware General Corporation Law (the “DGCL”); and

•	we do not have a stockholder rights plan.

Our directors will stay informed about our business by attending meetings of the Board and its committees and through supplemental reports and communications. Our independent directors will meet regularly in executive sessions without the presence of our corporate officers or non-independent directors.

Board Leadership Structure and Role of the Board in Risk Oversight

Our Corporate Governance Guidelines provide our Board with the flexibility to combine the position of Chief Executive Officer with the position of Chairman of the Board in accordance with its determination that utilizing one or the other structure would be in our best interests. Currently, Mr. Keinan serves as Chief Executive Officer and Chairman of the Board. Our Board has determined that combining the roles of Chief Executive Officer and Chairman of the Board is in the best interests of our Company and its stockholders at this time because it promotes unified leadership by Mr. Keinan and allows for a single, clear focus for management to execute the Company’s strategy and business plans.

Our Corporate Governance Guidelines provide that, if the Chairperson of the Board is not an independent director, the Board will annually designate a Lead Independent Director. Though annually designated, the Lead Independent Director is generally expected to serve in such capacity for more than one year. The Lead Independent Director’s responsibilities include presiding at executive sessions of the independent directors, serving as the focal point of communication to the Board regarding management plans and initiatives, ensuring that the role between Board oversight and management operations is respected, providing the medium for informal dialogue with and between independent directors, allowing for free and open communication within that group and performing other functions as requested by the Board from time to time. The Lead Independent Director may be redesignated at any time by a majority of the independent members of the Board.

Our Chairman of the Board is Tal Keinan. Under the NYSE American rules, Mr. Keinan is not an independent director. Thus, the Board has also appointed Lysa Leiponis as our Lead Independent Director. Our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

One of the key functions of the Board is informed oversight of our risk management process. The Board administers this oversight function directly, with support from its three standing committees, the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee, each of which addresses risks specific to their respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines and code of business conduct and ethics, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee will assess and monitor whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Anti-Hedging Policy

We have adopted an anti-hedging policy, which is designed to prevent any of our directors, officers or employees from entering into a transaction in our securities that is designed to hedge the risks of ownership of our securities. The policy specifically prohibits the purchase or sale of puts, calls, options or other derivative securities based on our securities, as well as prohibits hedging or monetization transactions, such as forward sale contracts, by our directors, officers or employees.

Communications with our Board

Stockholders and any interested parties may communicate directly with the independent directors either by writing to the Board, a Board committee, or an individual director at the Company’s principal executive offices or by emailing info@skyharbour.group. Management receives all letters and emails sent and forwards proper communications to the Board, a Board committee, or an individual director, who facilitates an appropriate response. Management generally will not forward communications that are primarily solicitations for products or services, matters of a personal nature that are not relevant for stockholders, matters that are of a type that render them improper or irrelevant to the functioning of the Board, or requests for general information about the Company.

Corporate Governance Guidelines

The Board has developed and adopted a set of corporate governance principles to provide the framework within which the Board may conduct its oversight of the business and affairs of the Company. These guidelines reflect the Board’s commitment to monitoring the effectiveness of policy and decision making both at the Board and management level, with a view to enhancing stockholder value over the long term. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to, among other topics, the role of the Board and management, principal responsibilities and duties of the Board, Board structure and composition, Board procedures, Board committees and Board communication with Company stakeholders. A copy of our Corporate Governance Guidelines can be found on the investor relations page of our website at https://ir.skyharbour.group.

Information Regarding the Board and its Committees

Our Board formed and constituted our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in January 2022. Our Board may establish other committees to facilitate the management of our business. Our Board and its committees will set schedules for meetings throughout the year and can also act by written consent from time to time, as appropriate. Our Board delegated various responsibilities and authority to its committees as generally described below. The committees regularly report on their activities and actions to the full Board. Each committee of our Board has a written charter approved by our Board. Members will serve on these committees until their resignation or until otherwise determined by our Board. The following table provides membership information for each of such Board committee as of the date of this Report:

Name	Audit	Compensation	Nominating and Corporate Governance
Tal Keinan		X	X
Walter Jackson	X*	X
Alethia Nancoo		X*	X
Alex B. Rozek			X
Lysa Leiponis	X	X	X*
Nick Wellmon		X
Robert S. Rivkin	X		X

*	Committee Chair.

Our Board had three meetings and executed two actions by unanimous written consent in the year ended December 31, 2023. All directors attended all meetings.

Board Committees

The standing committees of the Board consist of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The composition of each committee and the responsibilities of each of the committees is described below. Members will serve on these committees until their resignation or until as otherwise determined by the Board.

Audit Committee

The Audit Committee is composed of Ms. Leiponis and Messrs. Jackson and Rivkin, with Mr. Jackson serving as chair of the committee. The Board determined that each of the foregoing meet the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE American. The Board determined that Mr. Jackson is an “audit committee financial expert” within the meaning of SEC regulations and applicable listing standards of the NYSE American. The Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the qualifications, performance and independence of the Company’s independent registered public accounting firm;

•	pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by the Company’s independent registered public accounting firm;

•	reviewing the Company’s policies on risk assessment and risk management;

•

reviewing and discussing with management and the independent registered public accounting firm the Company’s annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	reviewing the adequacy of the Company’s internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•

recommending, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, whether the Company’s audited financial statements shall be included in the Company’s Annual Report;

•	monitoring the Company’s compliance with legal and regulatory requirements as they relate to the Company’s financial statements and accounting matters;

•	preparing the Audit Committee report required by the rules of the SEC to be included in the Company’s annual Proxy Statement;

•	reviewing all related party transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing and discussing with management and the Company’s independent registered public accounting firm the Company’s earnings releases and scripts.

Our Audit Committee had six meetings and executed no actions by written consent in the year ended December 31, 2023. All Committee members attended all meetings of the Audit Committee.

Compensation Committee

The Compensation Committee is composed of Messrs. Keinan, Jackson and Wellmon and Mses. Leiponis and Nancoo, with Ms. Nancoo serving as chair of the committee. Under NYSE American listing standards, as a controlled company, the Company is not required to have a compensation committee composed entirely of independent directors. While the Company intends to rely upon this exemption for controlled companies, the Board determined that each of Mses. Leiponis and Nancoo and Messrs. Jackson and Wellmon is independent. The Compensation Committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s chief executive officer;

•

evaluating the performance of the Company’s chief executive officer in light of such corporate goals and objectives and determining and approving the compensation of the Company’s chief executive officer;

•	reviewing and approving the compensation of the Company’s other executive officers;

•	appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the Compensation Committee;

•	conducting the independence assessment outlined in NYSE American rules with respect to any compensation consultant, legal counsel or other advisor retained by the Compensation Committee;

•	annually reviewing and reassessing the adequacy of the committee charter in its compliance with the listing requirements of NYSE American;

•	reviewing and establishing the Company’s overall management compensation, philosophy and policy;

•	overseeing and administering the Company’s compensation and similar plans;

•	reviewing and making recommendations to the Board with respect to director compensation; and

•	reviewing and discussing with management the compensation discussion and analysis to be included in the Company’s annual proxy statement or annual report.

The Compensation Committee may form and delegate its authority to subcommittees when appropriate.

As part of the executive compensation process, our Compensation Committee reviewed the extent to which the Company and individual executives, including the Chief Executive Officer, had achieved the performance objectives that had been established by the Compensation Committee in 2023 as well as the recommendations made by the Chief Executive Officer to the Compensation Committee regarding the form and amount of compensation to be paid to each executive officer, other than himself, as well as other factors such as the economic environment including the impact of inflation on our operating results, the form and amount of compensation to be paid and other relevant factors.

Final deliberations and decisions regarding executive compensation were made by the Compensation Committee, and, in the case of compensation to be paid to our Chief Executive Officer, without the presence of any of our executive officers.

Our Compensation Committee had two meetings and executed two actions by unanimous written consent in the year ended December 31, 2023. All Committee members attended all meetings of the Compensation Committee.

Nominating and Corporate Governance Committee

The Company’s Nominating and Corporate Governance Committee is composed of Messrs. Keinan, Rivkin and Rozek and Mses. Leiponis and Nancoo, with Ms. Leiponis serving as chair of the committee. Under NYSE American listing standards, as a controlled company, the Company is required to have a nominating and corporate governance committee comprised entirely of independent directors. While the Company intends to rely upon this exemption for controlled companies, the Board determined that Mses. Leiponis and Nancoo and Mr. Rivkin are independent. The Nominating and Corporate Governance Committee’s responsibilities include:

•	developing and recommending to the Board criteria for Board and committee membership;

•	developing and recommending to the Board best practices and corporate governance principles;

•	developing and recommending to the Board a set of corporate governance guidelines; and

•	reviewing and recommending to the Board the functions, duties and compositions of the committees of the Board.

Our Nominating and Corporate Governance Committee had one meeting and executed no actions by unanimous written consent in the year ended December 31, 2023. All Committee members attended all meetings of the Nominating and Corporate Governance Committee.

Committee Charters

Our Audit Committee, Compensation Committee, and Nominating and Governance Committee operate under written charters adopted by the Board. These charters are posted on the “Investor Relations” page of our website, https://ir.skyharbour.group/.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Limitations on Liability and Indemnification of Officers and Directors

Our Bylaws limit the liability of our directors and officers to the fullest extent permitted by the DGCL and we provide them with customary indemnification and advancement and prepayment of expenses. We have entered into customary indemnification agreements with each of our executive officers and directors that provide them, in general, with customary indemnification in connection with their service to us or on our behalf.

Controlled Company Exception

We qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE American. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our Board consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) we have a nominating and corporate governance committee that is composed entirely of independent directors.

We rely on certain of these exemptions. As a result, we do not have a compensation committee or a nominating and corporate governance committee consisting entirely of independent directors. We may also rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemptions, holders of Class A Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American.

Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

We have adopted a code of conduct and ethics that applies to our directors, officers and employees in accordance with applicable federal securities laws, a copy of which is available on the investor relations page of our website at www.skyharbour.group. The Company will make a printed copy of the code of conduct and ethics available without charge to any stockholder who so requests. Requests for a printed copy may be directed to: info@skyharbour.group.

If the Company amends or grants a waiver of one or more of the provisions of the Company’s code of ethics, it intends to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our investor relations page on our website at www.skyharbour.group. The information on this website is not part of this Report.

Director Nomination Procedures

The Nominating and Corporate Governance Committee has the responsibility for reviewing and recommending to the Board candidates for director positions. The Nominating and Corporate Governance Committee will consider nominations made by stockholders. There are no differences in the manner in which the Nomination and Corporate Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or whether the recommendation comes from another source. To have a candidate considered by the Nominating and Corporate Governance Committee, a stockholder must submit such stockholder’s recommendation in writing in accordance with the procedures described in our proxy statement and must include the information specified in our Bylaws, including information concerning the nominee and information about the stockholder’s ownership of and agreements related to our stock.

The Nominating and Corporate Governance Committee, in evaluating Board candidates, considers issues such as character, integrity, judgment, diversity, age, independence, skills, education, expertise, business acumen, business experience, length of service, understanding of our business, and other commitments and the like, all in the context of an assessment of the needs of the Board at the time. The committee’s objective is to maintain a Board of individuals of the highest personal character, integrity, and ethical standards, and that reflects a range of professional backgrounds and skills relevant to our business. The Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity; however, the committee considers diversity in identifying nominees for director, including personal characteristics such as race and gender, as well as diversity in the experience and skills that contribute to the Board’s performance of its responsibilities in the oversight of a global technology business.

The Nominating and Corporate Governance Committee believes that the minimum qualifications for serving as a director are that a nominee demonstrate knowledge of our industry, accomplishment in his or her field, an ability to make a meaningful contribution to the Board’s oversight of our business and affairs, independence under NYSE American rules, lack of conflicts of interest, and a record and reputation for integrity and ethical conduct in both his or her professional and personal activities. In addition, the Nominating and Corporate Governance Committee examines a candidate’s specific experiences and skills, time availability in light of other commitments, interpersonal skills, and compatibility with the Board, and ability to complement the competency and skills of the other Board members.

The Nominating and Corporate Governance Committee annually reviews with the Board the requisite skills and characteristics of Board members, as well as the composition of the Board as a whole. This assessment includes a consideration of independence, diversity, age, skills, and experience and industry backgrounds in the context of the needs of the Board and the Company, as well as the ability of current and prospective directors to devote sufficient time to performing their duties in an effective manner. Directors are expected to exemplify the highest standards of personal and professional integrity, and to constructively challenge management through their active participation and questioning. In particular, the Nominating and Corporate Governance Committee seeks directors with established strong professional reputations and expertise in areas relevant to the strategy and operations of our business.

In performing its duties, the Nominating and Corporate Governance Committee may consult with internal or external legal counsel and expert advisers.

ITEM 11.	EXECUTIVE COMPENSATION

For the years ended December 31, 2023 and 2022, our named executive officers consisted of Tal Keinan, our Chief Executive Officer, Francisco X. Gonzalez, our Chief Financial Officer, and Alexander Saltzman, our former Chief Operating Officer. The policies of the Company with respect to the compensation of its executive officers are administered by the Board in consultation with the Compensation Committee. We may also rely on data and analyses from third parties, such as compensation consultants, in connection with its compensation programs. We intend to design and implement programs to provide for compensation that is sufficient to attract, motivate and retain executives of the Company and potential other individuals and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2023 and 2022.

	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Tal Keinan	2023	800,000	792,000(1)	—	52,880	1,644,880
Founder and Chief Executive Officer	2022	500,000	750,000(1)	580,500	64,122	1,894,622
Francisco X. Gonzalez	2023	350,000	693,340(2)	1,150,000	43,290	2,236,630
Chief Financial Officer	2022	300,000	532,628(2)	1,161,000	40,190	2,033,818
Alexander Saltzman	2023	625,000	—	345,000	22,500	992,500
Former Chief Operating Officer	2022	493,750	125,000	—	22,500	641,250

(1)	Consists of a $792,000 annual bonus for 2023. Consists of an incentive cash bonus of $250,000 and an annual bonus of $500,000 for 2022.
(2)	Consists of an incentive cash bonus of $243,340 and an annual bonus of $450,000 for 2023. Consists of an incentive cash bonus of $182,628 and an annual bonus of $350,000 for 2022.
(3)	Represents the grant date fair value of RSUs granted during 2023 and 2022 as calculated in accordance with FASB ASC Topic 718.
(4)	All Other Compensation includes Company matching contributions under our 401(k) plan and tax-preparation fees. For 2023 and 2022, the 401(k) match totaled $30,000 for Messrs. Keinan and Gonzalez, and $22,500 for Mr. Saltzman. For 2023, tax-preparation fees were $22,880 and $13,290 for Messrs. Keinan and Gonzalez, respectively. For 2022, tax-preparation fees were $34,122 and 10,190 for Messrs. Keinan and Gonzalez, respectively.

Narrative Disclosure to Summary Compensation Table

The annual base salary of each named executive officer, and such officer’s incentive bonus opportunity, are expected to be reviewed from time to time and adjusted when our Board or Compensation Committee determines an adjustment is appropriate. For 2023 and 2022, our compensation program consisted of base salary and incentive compensation delivered in the form of cash bonuses and RSUs.

Employment Arrangements with Executive Officers

Each of our named executive officers is an at-will employee. Except as set forth below, we have not entered into any employment agreements or offer letters with our named executive officers.

Employment Agreement with Tal Keinan

On March 24, 2022, we entered into an employment agreement with Tal Keinan, Chief Executive Officer of the Company, effective as of January 1, 2022, which superseded all previous compensatory arrangements with Mr. Keinan (the “Keinan Employment Agreement”).

Compensation Arrangements. The Keinan Employment Agreement has an initial term of one year, subject to automatic renewal unless either party provides 60 days’ written notice of non-renewal. The Keinan Employment Agreement provides for a base salary of $500,000, subject to periodic review and increase (but not decrease) by the Compensation Committee, and the Compensation Committee must review such base salary at least 90 days prior to the expiration of the Keinan Employment Agreement’s initial term. The Keinan Employment Agreement provides Mr. Keinan with a discretionary target annual incentive bonus equal to 100% of his base salary (the “Annual Bonus”) subject to certain performance metrics. Mr. Keinan’s actual Annual Bonus paid may be more or less than the target bonus. The Annual Bonus may be periodically reviewed and increased (but not decreased) at the discretion of the Company. The Keinan Employment Agreement further provides for (i) reasonable business expense reimbursements, (ii) reimbursement of Mr. Keinan’s reasonable tax preparation expenses and (iii) other standard employee benefits the Company makes available to similarly situated employees.

Equity Awards. Under the Keinan Employment Agreement, Mr. Keinan is entitled to a one-time, time-based restricted stock unit grant (the “RSU”) under our 2022 Incentive Award Plan (the “2022 Plan”). The RSU will vest over four years with 25% of the RSUs vesting on the first anniversary of the grant date and the remaining 75% of the RSUs will vest in equal monthly installments thereafter. Additionally, the RSUs will vest in full upon a Change in Control (as defined the 2022 Plan), provided Mr. Keinan executes a general release of claims and covenant not to sue. The RSUs will also be subject to vesting in full upon retirement if Mr. Keinan’s age plus years of service on his retirement date are equal to or greater than 65 (the “Rule of 65”). The RSUs will be subject to additional terms and conditions under the 2022 Plan.

Additionally, as discussed below, under the Keinan Employment Agreement, all stock options, restricted stock units and other equity-based incentive awards subject to time-based vesting criteria will vest in full (or become payable immediately, as the case may be) upon a termination of Mr. Keinan’s employment by us for any reason (i) other than “Cause;” (ii) other than death; (iii) other than “Disability”; or if Mr. Keinan resigns for “Good Reason” (as those terms are defined in the Keinan Employment Agreement).

Obligations Upon Certain Termination Events. Under the Keinan Employment Agreement, if we terminate Mr. Keinan’s employment for any reason (i) other than “Cause;” (ii) other than death; (iii) other than “Disability”; or if Mr. Keinan resigns for “Good Reason,” we will pay him, subject to the restrictions noted below, (i) a continuation of base salary for two years after the date of termination; (ii) an amount equal to the highest Annual Bonus paid to Mr. Keinan within the three years preceding termination, each of (i) and (ii) in accordance with our ordinary payroll practices, and (iii) full vesting of any then-unvested, time-based equity awards.

Obligations in Connection with Death or Disability. In the event of Mr. Keinan’s death or Disability (as defined in the Keinan Employment Agreement), we will pay Mr. Keinan, subject to the restrictions noted below, (i) a prorated portion of his Annual Bonus based upon the applicable year’s target Annual Bonus multiplied by the percentage of the calendar year completed before terminating and (ii) full vesting of any then-unvested, time-based equity awards.

General Release and Restrictive Covenants. In addition, the payment of all severance benefits to Mr. Keinan is subject to him delivering an executed and irrevocable confidential separation agreement and general release of claims and his compliance with the following restrictive covenants:

•	Not soliciting any of our employees for two years after the termination of employment;

•	Not competing with us or our affiliates in their principal products and markets for two years after the termination of employment; and

•	Maintaining the confidentiality of our trade secrets and confidential information indefinitely.

Employment Agreement with Will Whitesell

The Company entered into an employment agreement with Mr. Whitesell, dated as of January 3, 2024 (the “Whitesell Employment Agreement”), setting forth Mr. Whitesell’s compensation, certain other terms, and the commencement of his employment on January 3, 2024 (the “Commencement Date”).

Pursuant to the Whitesell Employment Agreement, Mr. Whitesell will be paid an annual base salary of $500,000. Mr. Whitesell will be eligible to receive (1) an annual cash bonus with a target equal to 100% of his annual base salary and (2) an annual bonus consisting of RSUs with a target equal to 200% of his annual base salary, in each case at the discretion of the Compensation Committee upon achievement of performance goals to be established by the Compensation Committee and the Company’s Chief Executive Officer.

The Whitesell Employment Agreement also provides for an initial one-time grant of restricted stock units (the “Initial RSU Grant”) under the Plan to Mr. Whitesell in connection with the commencement of his employment. The Initial RSU Grant was granted in February 2024 and consisted of 94,210 RSUs (which was equal to $1.1 million divided by the trading average of the Company’s common stock on the NYSE American for the ten trading days preceding the grant date). The Initial RSU Grant vest over four years, with 25% of the RSUs vesting on the first anniversary of the grant date and the remaining 75% of the RSUs vesting in equal monthly installments thereafter, subject to Mr. Whitesell’s continued employment with the Company.

Compensation Arrangements. The Whitesell Employment Agreement provides that Mr. Whitesell’s base salary is subject to periodic review and increase (but not decrease) by the Chief Executive Officer and the Compensation Committee. The Whitesell Employment Agreement further provides for performance metrics with respect to Mr. Whitesell’s annual bonus, and that such performance metrics will be established annually by the Chief Executive Officer and the Compensation Committee. The Whitesell Employment Agreement further provides for (i) reasonable business expense reimbursements; (ii) reimbursement of Mr. Whitesell’s reasonable tax preparation expenses and (iii) other standard employee benefits we make available to similarly situated employees.

Obligations Upon Certain Termination Events. Under the Whitesell Employment Agreement, if the Company terminates Mr. Whitesell’s employment without “Cause,” or Mr. Whitesell resigns for “Good Reason” (as those terms are defined in the Whitesell Employment Agreement), any RSUs previously granted to Mr. Whitesell will continue to vest pursuant to the terms of the respective grants.

General Release and Restrictive Covenants. The payment of all severance benefits to Mr. Whitesell is subject to each delivering an executed and irrevocable confidential separation agreement and general release of claims.

Employment Agreement with Francisco X. Gonzalez

On December 22, 2021, Sky entered into an amended and restated employment agreement with Mr. Gonzalez (the “A&R Gonzalez Employment Agreement”). Beginning in January 2022, Mr. Gonzalez is also eligible to receive a one-time per square foot incentive bonus, paid quarterly without duplication, which is to be determined based on the amount of new square footage of indoor space available for leasing by Sky or its subsidiaries to tenants in any given quarter. Mr. Gonzalez has entered into Sky’s standard employee covenants agreement containing customary restrictive covenants. On March 24, 2022, we entered into an amendment to the A&R Gonzalez Employment Agreement in connection with his appointment as Chief Financial Officer. On May 17, 2022, Sky entered into an amendment to the Gonzalez Employment Agreement (the “Second Gonzalez Amendment”, and together with the A&R Gonzalez Employee Agreement, the “Gonzalez Employment Agreement”.)

Compensation Arrangements. The Gonzalez Employment Agreement provides that Mr. Gonzalez’s base salary is subject to periodic review and increase (but not decrease) by the Compensation Committee. The Gonzalez Employment Agreement further provides for performance metrics with respect to Mr. Gonzalez’s annual bonus and provides for (i) reasonable business expense reimbursements; (ii) reimbursement of Mr. Gonzalez’s reasonable tax preparation expenses and (iii) other standard employee benefits we make available to similarly situated employees. Existing compensation arrangements remain otherwise unaltered.

Obligations Upon Certain Termination Events. Under the Gonzalez Employment Agreement, if we terminate Mr. Gonzalez’s employment without “Cause,” or Mr. Gonzalez resigns for “Good Reason” (as those terms are defined in the Gonzalez Employment Agreement), we will pay Mr. Gonzalez, subject to the restrictions noted below, a continuation of base salary equal to 24 months, paid in equal installments in accordance with our ordinary payroll practices. If we waive the restrictions in (i) and (ii) below in full or in part, the number of months of base salary paid as severance shall be adjusted to match such restriction period. For example, we may opt to require only a 12-month restriction period, in which case, Mr. Gonzalez shall receive payment equal to that 12-month period.

General Release and Restrictive Covenants. In addition, the payment of all severance benefits to Mr. Gonzalez is subject to each delivering an executed and irrevocable confidential separation agreement and general release of claims and Mr. Gonzalez’s compliance with the following restrictive covenants:

•	Not soliciting any of our employees for two years after the termination of employment;

•	Not competing with Sky or its affiliates in their principal products and markets for two years after the termination of their employment; and

•	Maintaining the confidentiality of our trade secrets and confidential information indefinitely.

Obligations in Connection with Death or Disability. Under the Gonzalez Employment Agreement, in the event of Mr. Gonzalez’s death or Disability (as defined in the Gonzalez Employment Agreement), the Company will provide Mr. Gonzalez with full vesting of any then-unvested, time-based equity awards, subject to the same general release and restrictive covenants provisions in the Gonzalez Employment Agreement for all other severance benefits.

Separation Agreement with Alexander Saltzman

On December 31, 2023, the Company and Sky reached a mutual agreement with Alexander Saltzman, former Chief Operating Officer of the Company and Sky, that Mr. Saltzman would step down from such positions, effective December 31, 2023 (the “Separation Date”). In connection with Mr. Saltzman’s departure, Sky and Mr. Saltzman entered into a Confidential Separation Agreement and General Release, effective December 31, 2023 (the “Separation Agreement”). As a result of his separation, all unvested incentive units of Sky previously granted to Mr. Saltzman will accelerate and vest in full. Mr. Saltzman’s unvested RSUs have been forfeited in accordance with the terms of the 2022 Plan. In consideration for, among other things, his compliance with certain customary restrictive covenants and a typical mutual release of claims, (1) Sky will waive the non-competition provisions contained in Mr. Saltzman’s employment agreement, and (2) Sky will pay Mr. Saltzman’s COBRA premiums for two months. Additionally, Sky will not be obligated to pay any continuation of Mr. Saltzman’s annual base salary following the Separation Date.

Mr. Saltzman’s departure is not the result of any disagreement with Sky or the Company on any matter related to Sky’s or the Company’s operations, policies or procedures.

Annual Equity Awards

The Keinan Employment Agreement, the Gonzalez Employment Agreement, and the Whitesell Employment Agreement each provide for additional equity grants may be provided at the discretion of our Board or Compensation Committee. Such equity grants, if any, are subject to the Rule of 65 and additional terms and conditions as determined by our Board or Compensation Committee at time of grant.

Claw-Back

The Keinan Employment Agreement, the Gonzalez Employment Agreement, and the Whitesell Employment Agreement each provide that any amounts payable under the employment agreements are subject to claw-back or disgorgement, to the extent applicable, under (i) the policies or any claw-back policy adopted by us, (ii) the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and rules, regulations, and binding, published guidance thereunder and (iii) the Sarbanes-Oxley Act of 2002.

Bonuses

On February 14, 2023, the Compensation Committee approved the payment of discretionary performance bonuses with respect to 2022 to Messrs. Keinan, Saltzman, and Gonzalez equal to $500,000, $125,000, and $350,000, respectively. Such bonuses were paid in early March 2023. In February 2024 the Compensation Committee approved performance bonuses with respect to 2023 to Messrs. Keinan and Gonzalez of $792,000 and $450,000, respectively. Such bonuses were paid in late February 2024.

Pension Benefits and Nonqualified Deferred Compensation

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan or non-qualified deferred compensation plan sponsored by us during the years ended December 31, 2023 or 2022.

Outstanding Equity Awards at 2023 Year End

The following table presents information on all outstanding equity awards held by the Company’s named executive officers as of December 31, 2023.

Name	Grant Date	Market value of shares or units of stock that have not vested ($)	Number of shares or units that have not vested (#)
Tal Keinan Founder and Chief Executive Officer	May 17, 2022	350,723(1)	45,313
Francisco Gonzalez	February 14, 2023	1,150,000(1)	200,000
Chief Financial Officer	May 17, 2022	701,438(1)	90,625
	May 13, 2021	437,735(2)	1,393
Alexander Saltzman	February 14, 2023(3)	—	—
Former Chief Operating Officer	May 13, 2021(3)	—	—

(1)

Represents RSUs granted during 2023 and 2022 measured at the grant date fair value calculated in accordance with FASB ASC Topic 718. 25% of the RSUs granted to Messrs. Keinan and Gonzalez vest on the first anniversary of the date of grant, and the remaining 75% of such RSUs vest ratably over the 36-month period following the first anniversary of the grant date.

(2)

Represents Incentive Units granted during 2021 measured at the grant date fair value calculated in accordance with FASB ASC Topic 718. 25% of the Incentive Units granted to Mr. Gonzalez vest on the first anniversary of the grant date and hire, respectively, and the remaining 75% of such Incentive Units vest ratably over the 36-month period following the first anniversary of the grant and hire dates, respectively.

(3)

In accordance with the Separation Agreement, all unvested incentive units of Sky previously granted to Mr. Saltzman will accelerate and vest in full. Mr. Saltzman’s unvested RSUs have been forfeited in accordance with the terms of the Company’s plan.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2023. The compensation of Mr. Keinan, who is an employee of the Company, is fully reflected in the Summary Compensation Table and related discussion above. Mr. Keinan does not receive additional compensation for his service as a director.

Name	Fees earned or paid in cash (1) ($)	Stock awards(2) ($)	Total ($)
Walter Jackson	$80,000	$80,500	$160,500
Alethia Nancoo	$70,000	$80,500	$150,500
Alex B. Rozek	$55,000	$80,500	$135,500
Lysa Leiponis	$102,500	$80,500	$183,000
Nick Wellmon	$55,000	$80,500	$135,500
Robert S. Rivkin	$62,500	$80,500	$143,000

1. Reflects the total amount of annual fees for the applicable roles set forth in the table below.

2. Represents RSUs granted during 2023 measured at the grant date fair value calculated in accordance with FASB ASC Topic 718.

Our director compensation plan provides that the non-executive directors of the Board receive annual compensation comprised of a cash retainer of $50,000 and an RSU award with an approximate grant date fair value of $70,000, subject to vesting conditions pursuant to the 2022 Plan. Non-executive directors are required to own $150,000 of our common stock by the third anniversary of their tenure. Further, these non-executive directors receive additional annual cash compensation for committee and Lead Independent Director service as follows:

Audit Committee	Chair of Audit Committee	Compensation Committee	Chair of Compensation Committee	Nominating and Corporate Governance Committee	Chair of Nominating and Corporate Governance Committee	Lead Independent Director
$7,500	$25,000	$5,000	$15,000	$5,000	$15,000	$25,000

The director compensation plan, including equity awards, retainer fees, as well as committee, chair, and meeting fees, is designed to attract and retain the most qualified individuals to serve on the Board and we believe is in line with that of other public companies of a similar size. The Board, on the recommendation of our compensation committee, is responsible for reviewing and approving any changes to the directors’ compensation arrangements.

Emerging Growth Company Status

As an emerging growth company, the Company will be exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of the Company’s chief executive officer to the median of the annual total compensation of all of the Company’s employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us regarding the beneficial ownership of the Class A Common Stock and Class B Common Stock as of February 29, 2024 by:

•	each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of the Class A Common Stock and Class B Common Stock;

•	each current named executive officer and director of the Company; and

•	all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and Warrants that are currently exercisable or exercisable within 60 days and shares issuable upon the settlement of RSU awards held by that person that will vest within 60 days.

The beneficial ownership percentages set forth in the table below are based on approximately 24,383,870 shares of Class A Common Stock and approximately 42,046,356 shares of Class B Common Stock issued and outstanding as of February 29, 2024 and do not take into account the issuance of any shares of Class A Common Stock upon the exercise of Warrants to purchase up to approximately 16,030,592 shares of Class A Common Stock that remain outstanding.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Class A Common Stock and Class B Common Stock.

	Class A Common Stock		Class B Common Stock		Combined Voting Power (%)(2)
Name and Address of Beneficial Owner(1)	Number	%	Number	%
Five Percent Holders:
Boston Omaha Corporation(3)	13,118,474	53.8%	—	—	19.8%
Due West Partners LLC(4)(6)	—	—	11,640,460	27.7%	17.5%
Center Sky Harbour LLC(5)	—	—	11,637,960	27.7%	17.5%
Directors and Executive Officers:
Tal Keinan	13,632	*	17,943,792	42.7%	27.0%
Will Whitesell	—	—	—	—	—
Francisco X. Gonzalez	59,534	*	—	—	*
Michael W. Schmitt	6,192	*	—	—	*
Gerald Adler	6,042	*	—	—	*
Walter Jackson	7,146	*	412,072	*	*
Alethia Nancoo	7,146	*	—	—	*
Alex B. Rozek	7,146	*	—	—	*
Lysa Leiponis	7,146	*	—	—	*
Nick Wellmon(6)	7,146	*	11,640,460	27.7%	17.5%
Robert S. Rivkin	7,146	*	—	—	*
All directors and executive officers, as a group (11 individuals)	128,276	*	29,996,324	71.3%	45.4%

*	less than 1%

(1)

This table is based on 66,430,226 shares of Common Stock outstanding as of February 29, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise noted, the business address of each of those listed in the table above is c/o Sky Harbour Group Corporation, 136 Tower Road, Suite 205, Westchester County Airport, White Plains, NY 10604.

(2)

Percentage of combined voting power represents voting power with respect to all shares of Class A common stock and Class B Common Stock, voting together as a single class. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

(3)

According to Schedule 13D filed on February 4, 2022 and Form 4 filed on February 24, 2023. The business address of Boston Omaha Corporation is 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102. Comprised of (i) 4,500,000 shares of Class A Common Stock purchased from YAC by Boston Omaha through BOC YAC Funding LLC immediately prior to the Closing; (ii) 3,118,474 shares of Class A Common Stock issued to Boston Omaha through BOC Yellowstone LLC in connection with the automatic conversion of an equal number of shares of YAC’s class B common stock upon the Closing; (iii) 5,500,000 shares of Class A Common Stock issued to Boston Omaha through BOC YAC Funding LLC in connection with the automatic conversion of 5,500,000 series B preferred units of Sky purchased in September 2021 and which converted to 5,500,000 shares of Class A Common Stock upon the Closing.

(4)	The business address of Due West is 8260 SE 31st St., Mercer Island, Washington 98040.
(5)	The business address of Center Sky is 9355 Wilshire Blvd, Suite 350, Beverly Hills, California 90210.
(6)

Represents shares held by Due West. Mr. Wellmon is the Founder and Managing Partner of Due West, and as such has voting and investment discretion with respect to the shares of Class B Common Stock held of record by Due West and may be deemed to have shared beneficial ownership of the shares of Class B Common Stock held directly by Due West. Mr. Wellmon disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary indirect interest he may have therein.

Because of their ownership block, our directors and executive officers as a group may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Registration Rights Agreement

Due West, Center Sky, Walter Jackson, Joshua Lobel, Haydeh Davoudi, Amodae Capital LLC, BOC YAC Funding LLC and Tal Keinan (the “Sky Securityholders”) entered into a certain registration rights agreement (the “Registration Rights Agreement”) pursuant to which we granted the Sky Securityholders certain registration rights with respect to our securities owned by the Sky Securityholders. Among other things, the Registration Rights Agreement required us to register the shares of (a) Class A Common Stock issued in connection with the Yellowstone Transaction, (b) shares of Class A Common Stock issuable upon exchange of Sky Common Units and shares of the Class B Common Stock held by Sky Securityholders, and (c) the warrants sold by YAC to the Sponsor in its initial public offering (the “Private Placement Warrants”), including any shares of Class A Common Stock issuable upon the exercise of any Private Placement Warrants (collectively, the “Registerable Securities”). The Registration Rights Agreement also provides the Sky Securityholders with certain customary demand and piggyback registration rights.

Pursuant to the Registration Rights Agreement, we filed registration statements on Form S-1, originally filed with the SEC on April 28, 2022 and May 17, 2022 (File Numbers 333-263905 and 333-264998, respectively) (collectively, the “Registration Statements”), registering the resale of the Registrable Securities permitted to be registered for resale from time to time pursuant to the applicable rules and regulations under the Securities Act. The Registration Statements were declared effective on May 5, 2022, and May 25, 2022, respectively. We bore all of the expenses incurred in connection with the filing of the Registration Statements. We shall use reasonable best efforts to cause the Registration Statements to remain effective (including by renewing or refiling upon expiration), permitting the resale from time to time on a delayed or continuous basis pursuant to Rule 415 by the Sky Securityholders.

Lock-Up Agreements

Tal Keinan, Due West, Walter Jackson, Francisco X. Gonzalez, Alex Saltzman, Tim Herr, BOC YAC Funding LLC, BOC Yellowstone LLC and BOC Yellowstone II LLC also agreed, subject to certain exceptions, not to sell certain shares of Class A Common Stock for a period of at least the first to occur of (A) one year after the Closing Date, (B) subsequent to the completion of the Closing Date (x) if the last sale price of Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date, or (C) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of our Common Stock for cash, securities or other property. Such agreement expired on January 25, 2023, one year after the Closing Date.

BOC YAC Investment

BOC YAC Funding LLC, a wholly owned subsidiary of Boston Omaha, entered into a purchase agreement with Sky (the “Series B Preferred Unit Purchase Agreement”) under which it acquired $55,000,000 worth of Series B Preferred units of Sky. These units converted into 5,500,000 shares of our Class A Common Stock upon the closing of the Yellowstone Transaction.

BOC YAC PIPE

Boston Omaha entered into a subscription agreement with Sky dated December 22, 2021 (the “BOC PIPE Subscription Agreement”), pursuant to which Boston Omaha invested $45,000,000 through the purchase of 4,500,000 shares of YAC Class A Common Stock at a price of $10.00 per share immediately prior to the consummation of the Yellowstone Transaction. Pursuant to the terms of the BOC PIPE Subscription Agreement, Boston Omaha agreed to execute and deliver such additional documents and take such additional actions as Boston Omaha and Sky reasonably may deem to be practical and necessary to consummate the subscription. In addition, pursuant to the BOC PIPE Subscription Agreement, Boston Omaha agreed to waive any claims Boston Omaha may have at the Closing or in the future, in or to any monies held in the Trust Account, subject to certain exceptions as specified therein. The sale of BOC PIPE shares was consummated concurrently with the Closing of the Yellowstone Transaction.

In connection with the BOC PIPE Subscription Agreement, Sky entered into a letter agreement with Yellowstone and Boston Omaha on December 22, 2021, in which, among other things, Sky agreed to waive the Minimum Buyer Financing Condition which required Yellowstone to deliver at least $150 million in value in accordance with Section 6.3(e) of the Equity Purchase Agreement (subject to funding of the $45,000,000 under the BOC PIPE Subscription Agreement), consented to Yellowstone transferring its listing to the New York Stock Exchange and, given the enhanced scrutiny of Special Purpose Acquisition Companies, agreed to the engagement of a nationally recognized accounting firm to provide consulting services to Sky with respect to its internal control function.

Agreements with Due West

Upon completion of the Yellowstone Transaction, Sky Harbour entered into the Stockholders’ Agreement, the A&R Operating Agreement of Sky and the Tax Receivables Agreement with the Existing Sky Equity Holders, including Due West. Mr. Wellmon, who has served on the Board since the Closing of the Yellowstone Transaction, is the founder and Managing Partner of Due West.

In March 2021, Due West received 15,000 Series A Preferred Units in exchange for an investment in Sky of $15 million. The Series A Preferred Units converted into Sky Common Units and an equivalent number of shares of Class B Common Stock upon completion of the Yellowstone Transaction.

Certain Agreements with Management

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged per flight hour of use along with all direct operating costs. Additionally, the Company  also incurs the pro rata share of maintenance, overhead and insurance costs of the aircraft. For the years ended December 31, 2023, and December 31, 2022, the Company recognized $215,000 and $194,000 of expense, within general and administrative expense under the terms of this agreement. The related liability is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2023.

For the year ended December 31, 2023, the Company paid $105,000 for consulting services to a company that employed our Chief Financial Officer until prior to July 1, 2021. The Company paid $108,000 during the year ended December 31, 2022 to the same company.

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

Our Audit Committee will review on a quarterly basis all payments that were made to our officers or directors, or our or their affiliates.

Director Independence

Under the rules of the NYSE American, a director will only qualify as an “independent director” if such person is not an officer or employee of the company or its subsidiaries and such person does not have a relationship, which, in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In 2023, our Board, following consultation with our Nominating and Governance Committee, undertook a review of the independence of each director and considered whether each director has a material relationship with the Company and Sky Harbour LLC (“Sky”) that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, the Board determined that five of our seven current directors, Messrs, Jackson, Wellmon and Rivkin and Mmes. Nancoo and Leiponis are considered “independent directors” as defined under the listing requirements and rules of the NYSE American, and that Messrs. Jackson and Rivkin and Mmes. Nancoo and Leiponis are considered independent for purposes of audit committee service under Rule 10A-3 under the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and Sky and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of the Company’s Common Stock held by each non-employee director and the transactions involving them described herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related, Tax and All Other Fees

The table below sets forth the aggregate fees billed by EA during the years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees (1)	$330,855	$295,050
Audit-Related Fees (2)	37,800	35,175
Tax Fees	-	-
All Other Fees	-	-
Total	$368,655	$330,225

(1)

Audit fees include fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal independent auditor reasonably can provide, such as consent and assistance with and review of our SEC filings.

(2)	Audit-related fees represent services that were provided in connection with audit and attest services related to financial reporting that is not required by statute or regulation.

Approval Policies and Procedures

The formal written charter for our audit committee requires that the audit committee (i) review and approve, in advance, the scope and plans for the audits and the audit fees and (ii) approve in advance (or, where permitted under the rules and regulations of the SEC, subsequently) all non-audit and tax services to be performed by the independent auditor that are not otherwise prohibited by law or regulations and any associated fees. Our audit committee may, in accordance with applicable law, establish pre-approval policies and procedures for the engagement of independent accountants to render services to the Company.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements listed in “Index to the Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

See Exhibit Index at the end of this Report, which is incorporated by reference.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

2.1 (+)	Equity Purchase Agreement, dated as of August 1, 2021, by and among Yellowstone Acquisition Company and Sky Harbour LLC.	8-K	001-39648	2.1	August 3, 2021

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

4.1	Specimen Class A Common Stock Certificate.	S-1	333-249035	4.2	September 25, 2020

4.2	Specimen Warrant Certificate.	S-1	333-249035	4.3	September 25, 2020

4.3	Warrant Agreement, dated October 21, 2020, between Yellowstone Acquisition Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39648	4.1	October 26, 2020

4.4 (#)	Description of Securities.

10.1 (+)	Stockholders’ Agreement, dated as of January 25, 2022, by and among Sky Harbour Group Corporation, Tal Keinan, Due West Partners LLC, Center Sky Harbour LLC, BOC Yellowstone I LLC, and BOC Yellowstone II LLC.	8-K	001-39648	10.1	January 31, 2022

10.2 (+)	Registration Rights Agreement, dated as of September 14, 2021 by and among Sky Harbour LLC, the Existing Sky Equityholders, BOC YAC, the Sponsor and the BOC PIPE investors.	8-K	001-39648	10.2	January 31, 2022

10.3	Amendment No. 1 to the Registration Rights Agreement, dated as of February 28, 2022 by and among Sky Harbour LLC, the Existing Sky Equityholders, BOC YAC, the Sponsor and the BOC PIPE investors.	10-K	001-39648	10.3	March 28, 2022

10.4 (+)	Tax Receivable Agreement, dated as of January 25, 2022, by and among Sky Harbour Group Corporation, the Existing Sky Equityholders and the TRA Holder Representative.	8-K	001-39648	10.3	January 31, 2022

10.5 (+)	Third Amended and Restated Operating Agreement of Sky Harbour LLC.	8-K	001-39648	10.4	January 31, 2022

10.6 (*)	Sky Harbour Group Corporation 2022 Incentive Award Plan.	8-K	001-39648	10.5	January 31, 2022

10.7 (*)	Sky Harbour Group Corporation 2022 Incentive Award Plan – Form of Restricted Stock Unit Agreement.	8-K	001-39648	10.6	January 31, 2022

10.8 (*)	Form of Restricted Stock Unit Agreement (Executives)	8-K	001-39648	10.2	May 20, 2022

10.9 (*) (#)	Form of Option Award Agreement

10.10 (*)	Form of Director and Officer Indemnification Agreement.	8-K	001-39648	10.7	January 31, 2022

10.11 (*)	Employment Agreement with Tal Keinan.	8-K	001-39648	10.1	March 28, 2022

10.12 (*)	Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.8	January 31, 2022

10.13 (*)	Amendment to Amended and Restated Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.3	March 28, 2022

10.14 (*)	Second Amendment to Amended and Restated Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.1	May 20, 2022

10.15 (*) (#)	Employment Agreement with Will Whitesell

10.16	Trust Indenture between the Public Finance Authority and The Bank of New York Mellon.	8-K	001-39648	10.10	January 31, 2022

10.17	Specimen Series 2021 Bonds (included as part of Exhibit 10.16).	8-K	001-39648	10.11	January 31, 2022

10.18	Loan Agreement by and between the Public Finance Authority, Sky Harbour Sugar Land Airport, LLC, Sky Harbour Opa Locka Airport, LLC, Nashville Hangars LLC, APA Hangars LLC and DVT Hangars LLC.	8-K	001-39648	10.12	January 31, 2022

10.19 (+)	Loan Agreement, dated as of December 1, 2020, by and among Rapidbuilt, Inc., Overflow, Ltd. and Vista Bank, as amended by the Consent, Waiver and Second Amendment to Loan Documents, dated as of May 12, 2023, by and among Vista Bank, Overflow, Ltd., Rapidbuilt, Inc. and Sky Harbour, LLC.	10-Q	001-39648	10.1	August 14, 2023

10.20	Guaranty Agreement, dated as of May 12, 2023, by Sky Harbour LLC in favor of Vista Bank.	10-Q	001-39648	10.2	August 14, 2023

10.21	BOC YAC PIPE Subscription Agreement dated December 22, 2021.	8-K	001-39648	10.1	December 23, 2021

10.22	Letter Agreement dated December 22, 2021.	8-K	001-39648	10.2	December 23, 2021

10.23	Forward Purchase Agreement dated January 17, 2022.	8-K	001-39648	10.1	January 18, 2022

10.24	Payment Agreement dated March 7, 2022.	8-K	001-39648	10.1	March 11, 2022

10.25	Common Stock Purchase Agreement, dated as of August 18, 2022, by and between Sky Harbour Group Corporation and B. Riley Principal Capital II, LLC.	8-K	001-39648	10.1	August 19, 2022

10.26	Registration Rights Agreement, dated as of August 18, 2022, by and between Sky Harbour Group Corporation and B. Riley Principal Capital II, LLC.	8-K	001-39648	10.2	August 19, 2022

10.27	Form of Securities Purchase Agreement, dated as of November 1, 2023 by and among Sky Harbour Group Corporation and the Investors named therein.	8-K	001-39648	10.1	November 2, 2023

10.28	Form of Registration Rights Agreement, dated as of November 1, 2023 by and among Sky Harbour Group Corporation and the Investors named therein.	8-K	001-39648	10.2	November 2, 2023

10.29	Ground Sublease between Sunborne XVI, LTD. and APA Hangars LLC.	8-K	001-39648	10.13	January 31, 2022

10.30 (+)	Unsubordinated Ground Lease and Option to Lease Additional Land between City of Phoenix and DVT Hangars LLC.	8-K	001-39648	10.14	January 31, 2022

10.31	Lease Agreement by and between The Metropolitan Nashville Airport Authority and Sky Harbour, LLC.	8-K	001-39648	10.15	January 31, 2022

10.32 (+)	First Amendment to the Lease Agreement by and between The Metropolitan Nashville Airport Authority and Nashville Hangars LLC.	8-K	001-39648	10.16	January 31, 2022

10.33 (+)	Sublease Agreement by and between AA Acquisitions, LLC and Sky Harbour Opa Locka Airport, LLC.	8-K	001-39648	10.17	January 31, 2022

10.34 (+)	First Amendment to Sublease Agreement between AA Acquisitions, LLC and Sky Harbour Opa Locka Airport, LLC.	8-K	001-39648	10.18	January 31, 2022

10.35	Amended and Restated Standard Form Airport Corporate Hangar Land Lease between the City of Sugar Land and Sky Harbour Sugar Land Airport, LLC.	8-K	001-39648	10.19	January 31, 2022

10.36	Amendment No. 2 to the Standard Form Airport Corporate Hangar Land Lease between the City of Sugar Land and Sky Harbour Sugar Land Airport, LLC.	8-K	001-39648	10.20	January 31, 2022

10.37	Purchase and Sale Agreement by and between AA Acquisitions, LLC and OPF Hangars Landlord LLC.	10-K	001-39648	10.25	March 28, 2022

10.38 (#)	Net Ground Lease Agreement between Chicago Executive Airport and PWK Hangars LLC at Chicago Executive Airport.

10.39 (#)	Lease and Operating Agreement between Connecticut Airport Authority and BDL Hangars LLC.

10.40 (#)	Lease Agreement by and between County of Dutchess and POU Development LLC.

16.1	Letter from KPMG LLP to the SEC, dated January 31, 2022.	8-K	001-39648	16.1	January 31, 2022

21.1 (#)	List of Subsidiaries.

23.1 (#)	Consent of EisnerAmper LLP.

24.1 (#)	Power of Attorney (included on signature pages herein).

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1 (#)	Sky Harbour Group Corporation Compensation Recoupment Policy.

101 (#)

Inline XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2023, formatted in Inline XBRL: (i) consolidated balance sheets of Sky Harbour Group Corporation, (ii) consolidated statements of operations of Sky Harbour Group Corporation, (iii) consolidated statements of comprehensive income/(loss) of Sky Harbour Group Corporation, (iv) consolidated statements of changes in equity of Sky Harbour Group Corporation, (v) consolidated statements of cash flows of Sky Harbour Group Corporation, and (vi) notes to consolidated financial statements of Sky Harbour Group Corporation. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

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

March 27, 2024

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

March 27, 2024

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

March 27, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Tal Keinan	Chief Executive Officer, Chairman of the Board of Directors	March 27, 2024
Tal Keinan	(Principal Executive Officer)

/s/ Francisco Gonzalez	Chief Financial Officer	March 27, 2024
Francisco Gonzalez	(Principal Financial Officer)

/s/ Michael W. Schmitt	Chief Accounting Officer	March 27, 2024
Michael W. Schmitt	(Principal Accounting Officer)

/s/ Walter Jackson	Director	March 27, 2024
Walter Jackson

/s/ Lysa Leiponis	Director	March 27, 2024
Lysa Leiponis

/s/ Alethia Nancoo	Director	March 27, 2024
Alethia Nancoo

/s/ Robert S. Rivkin	Director	March 27, 2024
Robert S. Rivkin

/s/ Alex B. Rozek	Director	March 27, 2024
Alex B. Rozek

/s/ Nick Wellmon	Director	March 27, 2024
Nick Wellmon