Form 10-Q
period 2024-03-31
Sky Harbour Group Corp
filed 2024-05-14
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, 24,638,948 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Cash	$2,556	$60,257
Restricted cash	99,453	12,009
Investments	36,990	11,866
Restricted investments	20,213	88,213
Prepaid expenses and other assets	8,157	6,003
Cost of construction	71,695	64,212
Constructed assets, net	76,835	77,283
Right-of-use assets	116,651	70,527
Long-lived assets, net	11,839	11,829
Total assets	$444,389	$402,199

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$13,816	$16,740
Operating lease liabilities	116,357	69,437
Loans payable and finance lease liabilities	8,865	9,311
Bonds payable, net of debt issuance costs and premiums	162,471	162,420
Warrants liability	27,820	12,045
Total liabilities	329,329	269,953

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of March 31, 2024; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 24,537,559 and 24,165,523 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,046,356 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	91,788	88,198
Accumulated deficit	(38,301)	(19,361)
Accumulated other comprehensive income	690	312
Total Sky Harbour Group Corporation stockholders’ equity	54,183	69,155

Non-controlling interests	60,877	63,091
Total equity	115,060	132,246

Total liabilities and equity	$444,389	$402,199

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue:
Rental revenue	$2,404	$1,107
Total revenue	2,404	1,107

Expenses:
Operating	2,083	1,792
Depreciation	629	450
General and administrative	4,916	3,549
Total expenses	7,628	5,791

Operating loss	(5,224)	(4,684)

Other (income) expense:
Interest expense	194	-
Unrealized loss on warrants	16,188	4,210
Other income	(407)	(133)
Total other (income) expense	15,975	4,077

Net loss	(21,199)	(8,761)

Net loss attributable to non-controlling interests	(2,259)	(2,565)
Net loss attributable to Sky Harbour Group Corporation shareholders	$(18,940)	$(6,196)

Loss per share
Basic	$(0.78)	$(0.41)
Diluted	$(0.78)	$(0.41)
Weighted average shares
Basic	24,274	14,983
Diluted	24,274	14,983

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(21,199)	$(8,761)
Other comprehensive income (loss), before related income taxes:
Unrealized gain (loss) on available-for-sale securities	395	223
Total comprehensive loss	$(20,804)	$(8,538)

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Accumulated Other	Total	Non-
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2023	24,165,523	$2	42,046,356	$4	$88,198	$(19,361)	$312	69,155	$63,091	$132,246
Share-based compensation	-	-	-	-	987	-	-	987	45	1,032
Vesting of restricted stock units	176,166	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(57,833)	-	-	-	(686)	-	-	(686)	-	(686)
Exercise of warrants	253,703	-	-	-	3,332	-	-	3,332	-	3,332
Payment of equity issuance costs	-	-	-	-	(43)	-	-	(43)	-	(43)
Other comprehensive income	-	-	-	-	-	-	378	378	-	378
Net loss	-	-	-	-	-	(18,940)	-	(18,940)	(2,259)	(21,199)
Balance at March 31, 2024	24,537,559	$2	42,046,356	$4	$91,788	$(38,301)	$690	$54,183	$60,877	$115,060

	Class A		Class B		Additional		Accumulated Other	Total	Non-	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Balance at December 31, 2022	14,962,831	$1	42,192,250	$4	$29,560	$(3,184)	$(102)	26,279	$72,096	$98,375
Share-based compensation	-	-	-	-	393	-	-	393	85	478
Exchange of Class B Common Stock	145,894	-	(145,894)	-	184	-	-	184	(184)	-
Other comprehensive income	-	-	-	-	-	-	177	177	-	177
Net loss	-	-	-	-	-	(6,196)	-	(6,196)	(2,565)	(8,761)
Balance at March 31, 2023	15,108,725	$1	42,046,356	$4	$30,137	$(9,380)	$75	$20,837	$69,432	$90,269

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(21,199)	$(8,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	629	450
Straight-line rent adjustments, net	(19)	(25)
Equity-based compensation	1,032	478
Non-cash operating lease expense	799	485
Unrealized loss on warrants	16,188	4,210
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(703)	(705)
Right-of-use asset initial direct costs	(3)	(9)
Accounts payable, accrued expenses and other liabilities	(1,154)	(676)
Net cash used in operating activities	(4,430)	(4,553)

Cash flows from investing activities:
Purchases of long-lived assets	(326)	(175)
Payments for cost of construction	(9,068)	(8,948)
Investment in notes receivable, net	-	(1,321)
Purchases of available for sale investments	(95,790)	-
Proceeds from available for sale investments	71,061	6,713
Proceeds from held-to-maturity investments	67,997	40,044
Net cash provided by investing activities	33,874	36,313

Cash flows from financing activities:
Proceeds from exercise of warrants	1,474	-
Principal payments for loans payable and finance leases	(446)	-
Payments for equity issuance costs	(43)	-
Payments of employee taxes related to vested equity awards	(686)	-
Net cash provided by financing activities	299	-

Net increase in cash and restricted cash	29,743	31,760

Cash and restricted cash, beginning of year	72,266	41,396

Cash and restricted cash, end of period	$102,009	$73,156

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of March 31, 2024, SHG owned approximately 36.9% of the Sky Common Units and the prior holders of Sky Common Units (the “LLC Interests”) owned approximately 63.1% of the Sky Common Units and control the Company through their ownership of the Company's Class B Common Stock, $0.0001 par value (“Class B Common Stock”).

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and the related notes (the “Financial Statements”) have been prepared in conformity with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).These Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which includes additional disclosures and a summary of the Company's significant accounting policies. In the Company’s opinion, these Financial Statements include all adjustments, consisting of normal recurring items, considered necessary by management to fairly state the Company’s results of operation, financial position, and cash flows.

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

Warrants liability

The Company accounts for its Warrants (as defined in Note 10 — Warrants) in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), under which warrants that do not meet the criteria for equity classification and must be recorded as derivative liabilities. Accordingly, the Company classifies the Warrants as liabilities carried at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the consolidated statement of operations.

Revenue recognition

The Company leases the hangar facilities that it constructs to third parties. The lease agreements are either on a month-to-month basis or have a defined term and may have options to extend the term. Some of the leases contain options to terminate the lease by either party with given notice. There are no options given to the lessee to purchase the underlying assets. Rental revenue is recognized in accordance with ASC Topic 842, Leases (see Note 8 — Leases) and includes fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease. Rental revenue and the corresponding rent and other receivables are recorded net of any concessions and uncollectible tenant receivables for all periods presented. The Company evaluates the collectability of tenant receivables for payments required under the lease agreements. If the Company determines that collectability is not probable, the Company recognizes any difference between revenue amounts recognized to date under ASC 842 and payments that have been collected from the lessee, including any additional rent or lease termination fees, as a current period adjustment to rental revenue.

Variable lease payments consist of tenant reimbursements for common area maintenance, utilities, and operating expenses of the property, and various other fees, including fees associated with the delivery of aircraft fuel, late fees, and lease termination fees. Variable lease payments are charged based on the terms and conditions included in the respective tenant leases and are recognized in the same period as the expenses are incurred. For the three months ended March 31, 2024, rental revenue includes $379 of variable lease payments. For the three months ended March 31, 2023, rental revenue includes $117 of variable lease payments.

As of March 31, 2024 and December 31, 2023, the deferred rent receivable included in prepaid expenses and other assets was $403 and $367, respectively. Rent received in advance represents tenant payments received prior to the contractual due date, and is included in accounts payable, accrued expenses, and other liabilities. Rent received in advance consisted of $359 and $241 as of March 31, 2024 and December 31, 2023, respectively.

For the three months ended March 31, 2024 the Company derived approximately 10% of its revenue from one tenant. For the three months ended  March 31, 2023 the Company derived approximately 45% of its revenue from three tenants, including 20% from a single tenant.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three months ended March 31, 2024 and 2023. The effective income tax rate for the three months ended March 31, 2024 and 2023 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized due to the cumulative losses sustained by the Company to date.

Recently Issued Accounting Pronouncements

Segment Reporting (Topic 280)

In  November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements included in ASU No. 2023-07 are required for all public entities, including entities with a single reportable segment. ASU No. 2023-07 is effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024, and early adoption is permitted. The guidance is required to be applied on a retrospective basis. The Company is currently evaluating the impact of the standard on our consolidated financial statement disclosures.

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

Rapidbuilt is a manufacturer of pre-engineered steel buildings that previously entered into a supplier arrangement with Sky. Rapidbuilt and Sky’s strategic partnership has resulted in a standard set of proprietary prototype hangar designs, which are intended to deliver high-quality business aviation facilities, lower construction costs, minimize development risk, expedite permit issuance, and facilitate the implementation of refinements across Sky’s portfolio. The Company had pre-existing relationships with Rapidbuilt through a vendor agreement entered into in  July 2022 to acquire construction materials related to the Company's development projects (the “Rapidbuilt Vendor Agreement”) and a revolving line of credit loan and security agreement (the “Rapidbuilt Loan Agreement”) to fund the working capital requirement of Rapidbuilt. These pre-existing relationships were effectively settled in the acquisition and the net receivable balance of $44 is included within the consideration transferred. No gain or loss was recognized in the effective settlement of the Rapidbuilt Vendor Agreement and the Rapidbuilt Loan Agreement.

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

4.	Investments and Restricted Investments

Investments of the Company's cash in various U.S. Treasury securities have been classified as available-for-sale and are carried at estimated fair value utilizing Level 1 inputs as determined based upon quoted market prices.

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 9 — Bonds payable, loans payable, and interest, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets. Unrealized losses on certain of the Company's investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the three months ended March 31, 2024. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. As of March 31, 2024, the Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets.

The following tables are summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$36,300	$690	$-	$36,990
Total investments	$36,300	$690	$-	$36,990

Restricted investments, held-to-maturity:
U.S. Treasuries	20,213	88	(722)	19,579
Total restricted investments	$20,213	$88	$(722)	$19,579

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$11,554	$312	$-	$11,866
Total investments	$11,554	$312	$-	$11,866

Restricted investments, held-to-maturity:
U.S. Treasuries	88,213	105	(694)	87,624
Total restricted investments	$88,213	$105	$(694)	$87,624

The following table sets forth the maturity profile of the Company's investments and restricted investments as of March 31, 2024:

	Investments	Restricted Investments
Due within one year	$36,990	$6,392
Due one year through five years	-	13,821
Total	$36,990	$20,213

5.	Cost of Construction and Constructed Assets

The Company’s portfolio as of March 31, 2024 includes the following completed and in-development projects:

●	Addison Airport (“ADS”), Addison, TX (Dallas area);
●	Bradley International Airport (“BDL”), Windsor Locks, CT (Hartford area);
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Chicago Executive Airport (“PWK”), Wheeling, IL (Chicago area);
●	Hudson Valley Regional Airport (“POU”), Wappingers Falls, NY (New York area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa Locka, FL (Miami area);
●	Nashville International Airport (“BNA”), Nashville, TN;
●	Orlando Executive Airport (“ORL”), Orlando, FL;
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ;
●	San José Mineta International Airport (“SJC”), San Jose, CA; and
●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area).

Constructed assets, net, and cost of construction, consists of the following:

	March 31, 2024	December 31, 2023
Constructed assets, net of accumulated depreciation:
Buildings, SGR, BNA, and OPF (Phase I)	$80,232	$80,232
Accumulated depreciation	(3,397)	(2,949)
	$76,835	$77,283
Cost of construction:
OPF (Phase II), APA (Phase I), DVT (Phase I), and ADS (Phase I & II)	$71,695	$64,212

Depreciation expense for the three months ended March 31, 2024 and 2023 totaled $448 and $392, respectively.

6.	Long-lived Assets

Long-lived assets, net, consists of the following:

	March 31, 2024	December 31, 2023
Ground support equipment	$1,057	$1,051
Machinery and equipment	3,783	3,783
Buildings	5,380	5,380
Land	1,620	1,620
Other equipment and fixtures	614	596
Purchase deposits and construction in progress	665	362
	13,119	12,792
Accumulated depreciation	(1,280)	(963)
	$11,839	$11,829

Depreciation expense for the three months ended March 31, 2024 and 2023 totaled $181 and $58, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled $136 and $0 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, long-lived assets included approximately $665 and $362, respectively, of purchase deposits towards long-lived assets which are not being depreciated as the assets have not been placed into service.

7.	Supplemental Balance Sheet and Cash Flow Information

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	March 31, 2024	December 31, 2023
Costs of construction	$6,987	$7,022
Employee compensation and benefits	929	2,438
Interest	1,739	3,474
Professional fees	1,303	1,154
Tenant security deposits	748	614
Other	2,110	2,038
	$13,816	$16,740

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Three months ended
	March 31, 2024	March 31, 2023
Accrued costs of construction, including capitalized interest	$5,769	$5,542
Accrued costs of long-lived assets	-	29
Proceeds receivable from exercise of Warrants	1,444	-
Debt issuance costs and premium amortized to cost of construction	51	53

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Three months ended
	March 31, 2024	March 31, 2023
Right-of-use assets obtained in exchange for operating lease liabilities	$46,422	$168
Net increase in right-of-use assets and operating lease liabilities due to lease remeasurement	$70	$-

The following table summarizes interest paid:

	Three months ended
	March 31, 2024	March 31, 2023
Interest paid	$3,664	$3,470

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Three months ended
	March 31, 2024	March 31, 2023
Cash, beginning of year	$60,257	$2,174
Restricted cash, beginning of year	12,009	39,222
Cash and restricted cash, beginning of year	$72,266	$41,396

Cash, end of period	$2,556	$2,853
Restricted cash, end of period	99,453	70,303
Cash and restricted cash, end of period	$102,009	$73,156

8.	Leases

Lessee

The table below summarizes operating lease expense for the three months ended March 31, 2024 and March 31, 2023 recorded in the captions within our consolidated statement of operations:

	Three months ended
	March 31, 2024	March 31, 2023
Operating expenses	$1,275	$939
General and administrative expenses	27	24
Total operating lease expense	$1,302	$963

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

The Company’s lease population does not include any residual value guarantees. The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for the three month periods ended March 31, 2024 and 2023. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 15 — Commitments and Contingencies.

The Company’s ground leases have remaining terms ranging between 16 to 73 years, including options for the Company to extend the terms. These leases expire between 2040 and 2097, which include all lease extension options available to the Company. Certain of the Company's ground leases contain options to lease additional parcels of land at the Company's option within a specified period of time.

On  March 23, 2024, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “SJC Lease”) at SJC with the City of San Jose. The SJC Lease covers approximately 7 acres of property that contains an approximately 38,000 square foot hangar, approximately 19,000 square feet of office space, and approximately 108,000 square feet of apron and ramp space. The property at SJC includes additional land on which the Company intends to develop approximately 28,000 square feet of additional hangar space. The initial term of the SJC Lease will be 20 years from  May 1, 2024, and contains a mutual option to extend the SJC Lease an additional 5 years following the expiration of the initial term.

On  March 27, 2024, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “ORL Lease”) at ORL with the Greater Orlando Aviation Authority (“GOAA”). The ORL Lease covers a parcel containing approximately 20 acres of land at ORL. The initial term of the ORL Lease will be 30 years from expiration of construction period, with lease payments commencing contemporaneously with the term. The ORL Lease contains options exercisable by the Company to extend the ORL Lease an additional 20 years based on the Company's total expenditures in subsequent phases at ORL.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Three months ended
	March 31,	March 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$482	$466
Operating cash flows from finance leases	1	-
Operating cash flows from operating leases as lessee	7	-

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term (in years)	March 31, 2024	December 31, 2023
Operating leases	42.7	53.4
Finance leases	2.5	2.7

Weighted Average Discount Rate
Operating leases	5.16%	5.08%
Finance leases	4.99%	5.00%

The Company’s future minimum lease payments required under leases as of  March 31, 2024 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2024 (remainder of year)	$3,705	$21
2025	5,342	24
2026	6,545	17
2027	7,075	2
2028	6,997	-
Thereafter	339,478	-
Total lease payments	369,142	64
Less imputed interest	(252,785)	(4)
Total	$116,357	$60

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

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  March 31, 2024:

Year Ending December 31,	Operating Leases
2024 (remainder of year)	$8,092
2025	9,864
2026	7,479
2027	5,144
2028	3,500
Thereafter	2,775
Total lease payments	36,854
Less rent concessions to be applied at Company’s discretion	(214)
Total	$36,640

9.	Bonds payable, loans payable, and interest

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

As of March 31, 2024 and December 31, 2023, the fair value of the Company’s Series 2021-1 Bonds was approximately $125.9 million and $116.5 million, respectively. As of March 31, 2024 and December 31, 2023, the fair value of the Company’s bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets.

The following table summarizes the Company’s Bonds payable as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(4,753)
Accumulated amortization of debt issuance costs and accretion of bond premium	635	584
Total Bonds payable, net	$162,471	$162,420

Loans Payable and Finance Leases

The following table summarizes the Company's loans payable and finance lease liabilities as of March 31, 2024 and December 31, 2023:

		March 31, 2024		December 31, 2023
	Maturity Dates	Weighted-Average Interest Rates	Balance	Weighted-Average Interest Rates	Balance
Vista Loan	December 2025	8.65%	$8,383	8.53%	$8,768
Equipment loans	August 2026 - September 2028	8.03%	422	8.09%	475
Finance leases	September 2024 - July 2027	4.99%	60	5.00%	67
Total Loans payable and finance leases		8.59%	$8,865	8.47%	$9,311

Interest

The following table sets forth the details of interest expense:

	Three months ended
	March 31, 2024	March 31, 2023
Interest	$1,929	$1,735
Accretion of bond premium and amortization of debt issuance costs	51	53
Total interest incurred	1,980	1,788
Less: capitalized interest	(1,786)	(1,788)
Interest expense	$194	$-

10.	Warrants

SHG's legal predecessor, Yellowstone Acquisition Company (“YAC”), issued to third-party investors 6,799,439 warrants which entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). In addition, 7,719,779 private placement warrants were sold to BOC Yellowstone LLC (the “Sponsor”). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Warrants remain outstanding under the same terms and conditions to purchase shares of the Company’s Class A Common Stock. The terms of the Private Warrants are identical to those of the Public Warrants, except for that so long as the Private Warrants are held by the Sponsor or its permitted transferees, they  may be exercised on a cashless basis.

In connection with the Securities Purchase Agreement (the “Private Placement Purchase Agreement”) entered into on November 1, 2023 with certain investors, the Company issued to third-party investors 1,541,600 PIPE Warrants (together with the Public Warrants and the Private Warrants, the “Warrants”). The PIPE Warrants are similar in form and substance to the Company’s Public Warrants.

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

During the three months ended March 31, 2024, 253,703 Warrants were exercised, resulting in approximately $2.9 million of proceeds, of which approximately $1.4 million was receivable by the Company as of March 31, 2024. As of  March 31, 2024, 15,806,640 Warrants remain outstanding.

The closing price of the Warrants was $1.76 and $0.75 per warrant on  March 31, 2024 and  December 31, 2023, respectively. The aggregate fair value of the outstanding Warrants was approximately $27.8 million and $12.0 million as of  March 31, 2024 and  December 31, 2023, respectively. During the three months ended  March 31 2024 and March 31, 2023, the Company recorded unrealized losses of approximately $16.2 million and $4.2 million, respectively.

11.	Equity and Redeemable Equity

Common Equity

As of March 31, 2024, there were 24,537,559 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

At-the-Market Facility

On March 27, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which the Company  may, from time to time, at its sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, the Company may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose. The Company will pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions. The Company has made no sales to date under the ATM Facility.

The Company is not obligated to sell any shares under the ATM Agreement. The offering of shares pursuant to the ATM Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through B. Riley, of all of the shares subject to the ATM Agreement and (ii) termination of the ATM Agreement in accordance with its terms.

In connection with entering into the ATM Agreement, on March 27, 2024, the Company and B. Riley terminated (the “B. Riley Termination”) the Common Stock Purchase Agreement (the “B. Riley Stock Purchase Agreement”) dated August 18, 2022. As a result of the B. Riley Termination, the Company recognized approximately $0.1 million of expense associated with the write-off of deferred equity issuance costs. From August 18, 2022 through March 27, 2024, the Company had not directed B. Riley to purchase any Class A Common Stock pursuant to the B. Riley Stock Purchase Agreement.

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of March 31, 2024 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares on the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of March 31, 2024, the LLC interests owned approximately 63.1% of the Sky Common Units outstanding.

The former majority shareholder's ownership in Overflow is presented as a non-controlling interest within the Equity section of the consolidated balance sheet. As of March 31, 2024, the former majority shareholder owned approximately 49% of the partnership interests in Overflow.

12.	Equity Compensation

Restricted Stock Units (“RSUs”)

In February 2024, the Company granted time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan. 430,002 of time-based awards were granted at a grant date fair value of $12.33, which will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on February 15, 2028.

During the three months ended March 31, 2024, the Company recognized stock compensation expense of approximately $0.9 million associated with all RSU awards, which is recorded within General and Administrative Expenses within the statement of operations. During the three months ended March 31, 2023, the Company recognized stock compensation expense of $0.4 million. As of March 31 2024, there are approximately 1,189,636 non-vested RSUs outstanding with a weighted average grant date fair value of $9.78. The unrecognized compensation costs associated with all unvested RSUs at March 31, 2024 was approximately $9.4 million that is expected to be recognized over a weighted-average future period of 3.2 years.

Non-qualified Stock Options (“NSOs”)

In February 2024, the Company granted to certain employees options to purchase 438,781 shares of Class A Common Stock at an exercise price of $11.63 under the Company's 2022 Incentive Award Plan. The NSOs vest ratably over a four-year period beginning on the sixth anniversary of the grant date and have a term of 10 years. The options were valued at $7.32 using a Black -Scholes pricing model. During the three months ended March 31, 2024, the Company recognized stock compensation expense of $0.1 million associated with all NSO awards. The unrecognized compensation costs associated with all unvested NSOs at March 31, 2024 was approximately $3.2 million that is expected to be recognized over a weighted-average future period of 8.9 years.

Sky Incentive Units

The Company recognized equity-based compensation expense relating to awarded equity units of Sky (the “Sky Incentive Units”) of $45 and $85 for the three months ended March 31, 2024, and March 31, 2023 respectively, which is recorded within General and Administrative Expenses within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. As of March 31, 2024, there was $0.2 million of total unrecognized compensation expense that is expected to be recognized over a weighted-average future period of 1.2 years.

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

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net loss	$(21,199)	$(8,761)
Less: Net loss attributable to non-controlling interests	(2,259)	(2,565)
Basic and diluted net loss attributable to Sky Harbour Group Corporation shareholders	(18,940)	(6,196)

Denominator:
Based and diluted weighted average shares of Class A Common Stock outstanding	24,274	14,983

Loss per share of Class A Common Stock – Basic and diluted	$(0.78)	$(0.41)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net loss per common share due the Company's net loss position were as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Shares subject to unvested restricted stock units	1,130	1,183
Shares subject to unvested stock options	439	-
Shares issuable upon the exercise of Warrants	15,807	14,519
Shares issuable upon the exchange of Class B Common Stock	42,046	42,046
Shares issuable upon the exercise and exchange of Sky Incentive Units	2,808	2,808

14.	Accumulated Other Comprehensive Income

The following table summarizes the components of Accumulated other comprehensive income:

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2023	$312	$312
Other comprehensive income before reclassifications	395	395
Amounts reclassified to other (income) expense	(17)	(17)
Balance as of March 31, 2024	$690	$690

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2022	$(102)	$(102)
Other comprehensive income before reclassifications	223	223
Amounts reclassified to other (income) expense	(46)	(46)
Balance as of March 31, 2023	$75	$75

15.	Commitments and Contingencies

In addition to the lease payment commitments discussed in Note 8 —  Leases, the ground leases to which the Company is a party contain covenants that require the Company to conduct construction of hangar facilities on the leased grounds within a certain period and in some cases, to spend a minimum dollar amount.

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

In addition to the matters described in this note, the Company is involved is various legal proceedings and claims in the ordinary course of its business. Although the Company cannot predict with certainty the ultimate resolution of these matters, which involve judgements that are inherently subjective, the Company does not expect that the ultimate disposition of such other contingencies or matters will materially affect its financial condition, results of operations or cash flows.

16.	Related Party Transactions

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged per flight hour of use along with all direct operating costs. Additionally, the Company will also incur the pro rata share of maintenance, overhead and insurance costs of the aircraft. For the three months ended March 31, 2024, the Company recognized $69 of expense within General and administrative expense under the terms of this agreement. For the three months ended March 31, 2023, the Company recognized $62 of expense associated with this agreement. The related liability is included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2024.

For the three months ended March 31, 2024, the Company recognized $0 of expense for consulting services, to a company that employed the chief financial officer until prior to July 1, 2021. The Company recognized $88 of expense during the three months ended March 31, 2023 to the same company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities Exchange Commission (the “SEC”) on March 27, 2024 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov.

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

The table below presents certain information with respect to our portfolio as of March 31, 2024.

●	Addison Airport (“ADS”), Addison, TX (Dallas area);
●	Bradley International Airport (“BDL”), Windsor Locks, CT (Hartford area);
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Chicago Executive Airport (“PWK”), Wheeling, IL (Chicago area);
●	Hudson Valley Regional Airport (“POU”), Wappingers Falls, NY (New York area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa Locka, FL (Miami area);
●	Nashville International Airport (“BNA”), Nashville, TN;
●	Orlando Executive Airport (“ORL”), Orlando, FL;
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ;
●	San José Mineta International Airport (“SJC”), San Jose, CA; and
●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area).

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at March 31, 2024
SGR	December 2020	7	66,080	17.6%	93.9%
BNA	November 2022	10	149,069	39.7%	95.5%
OPF Phase I	February 2023	12	160,092	42.7%	91.7%
Total/Weighted Average		29	375,241	100.0%	93.6%

PROPERTIES IN DEVELOPMENT

		Projected	Projected	Estimated Total
		Construction	Completion	Construction Cost		Rentable
Facility	Status	Start (1)	Date (1)	($mm) (1)	Hangars (1)	Square Footage (1)
ADS Phase I	In Construction	Q4 2023	Q1 2025	32.9 - 34.9	6	115,506
ADS Phase II	Predevelopment	Q1 2025	Q1 2026	31.8 - 35.8	4	106,627
APA Phase I	In Construction	Q4 2022	Q4 2024	44.8 - 50.8	9	130,550
APA Phase II	Predevelopment	Q2 2025	Q3 2026	34.3 - 38.3	3	107,135
BDL Phase I	Predevelopment	Q2 2025	Q3 2026	33.2 - 37.2	3	109,317
DVT Phase I	In Construction	Q4 2022	Q1 2025	48.3 - 53.6	8	134,270
DVT Phase II	Predevelopment	Q3 2026	Q4 2027	34.6 - 38.6	6	123,646
OPF Phase II	In Development	Q1 2025	Q2 2026	35.8 - 39.8	3	109,394
ORL Phase I (2)	Predevelopment	TBD	TBD	TBD	TBD	TBD
POU Phase I	Predevelopment	Q2 2025	Q3 2026	33.2 - 37.2	3	109,317
PWK Phase I	Predevelopment	Q2 2025	Q3 2026	52.9 - 56.9	4	145,025
SJC Renovation	In Development	Q2 2024	Q3 2024	4.5 - 5.8	1	9,260
SJC Phase II (2)	Predevelopment	TBD	TBD	TBD	TBD	TBD
Total				$386.3 - 428.9	50	1,200,047

(1)

Our projections associated with the commencement and completion of construction, estimated total construction cost, hangars, and rentable square footage of our properties in development are inherently subjective and require judgement to estimate. We believe that our estimates of construction costs and timelines are subject to variability based on various factors including, but not limited to, changes in anticipated site plans, hangar mix, hangar specifications, executed guaranteed maximum price construction contracts, and general market conditions.

(2)

Our ground leases at SJC and ORL were executed in March 2024, and we have not yet formed preliminary estimates regarding the projected construction timeline, total construction costs, or hangar mix associated with our ORL Phase I and SJC Phase II development projects.

Recent Developments

On March 23, 2024, we entered into the SJC Lease at SJC with the City of San Jose. The SJC Lease covers approximately 7 acres of property that contains an approximately 38,000 square foot hangar, approximately 19,000 square feet of office space, and approximately 108,000 square feet of apron and ramp space. The property at SJC includes additional land on which we intend to develop approximately 28,000 square feet of additional hangar space. The initial term of the SJC Lease will be 20 years from May 1, 2024, and contains a mutual option to extend the SJC Lease an additional 5 years following the expiration of the initial term.

On March 27, 2024, we entered into the ORL Lease at ORL with GOAA. The ORL Lease covers a parcel containing approximately 20 acres of land at ORL. The initial term of the ORL Lease will be 30 years from expiration of the construction period, with lease payments commencing contemporaneously with the term. The ORL Lease contains options exercisable by us to extend the ORL Lease an additional 20 years based on our total expenditures in subsequent phases at ORL.

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

Ground Lease Expense

One of our largest expenses is the lease payments under our ground leases. For the three months ended March 31, 2024 and 2023, our operating lease expense for ground leases was $1.2 million and $0.9 million, respectively. As we enter into new ground leases at new airport sites, our payments to airport landlords will continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively.

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

Construction Material Costs and Labor

When constructing our home basing hangar campuses, we use various materials, assemblies, and labor components. We contract for our materials and labor with various general contractors under guaranteed maximum price (GMP) contracts upon receipt of building permits. This allows us to mitigate certain inflationary pressures associated with increases in certain building materials and labor costs between the time construction begins at a hangar campus and the time it is completed. Typically, the materials and most of the components used to construct our hangar campuses are readily available in the United States. We continue to monitor the supply markets and ensure robust competition to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in steel, concrete, and labor. We believe that recent inflationary pressures and market conditions will lead to continued increases in construction costs and market rental rates for hangars within our development projects. However, there can be no assurance that we will be able to increase the lease rates for the hangars within our hangar campuses to absorb these increased costs and/or delays, if at all.

In May 2023, we acquired a controlling interest in Rapidbuilt, a metal building and hangar door manufacturer, that we expect will ultimately result in an increase in quality and a reduction in the overall cost of the metal building and hangar door components at future development projects. We expect that over time this vertical integration will enable us to deliver metal buildings to most of our development sites in shorter times as compared to the anticipated lead times associated with conventional metal building fabricators. We believe internal building fabrication will provide us opportunities to aggressively target continued schedule compression at most of our development projects in the future. In December 2023, we engaged several structural engineering firms to perform an independent peer review of the hangar buildings designed for our DVT Phase I and APA Phase I development projects. The independent peer reviews determined a significant design defect existed within our prototype hangar building designs that requires retrofitting to both meet and exceed our standards and the respective local building codes. The anticipated retrofitting efforts are also expected to be applied to ADS Phase I, and we project that the aggregate additional cost of such retrofits could total between $26 to $28 million and require an additional three to five months of construction duration for each project impacted. Given the planned design enhancements at our APA Phase I, DVT Phase I, and ADS Phase I development projects, we anticipate that our total construction costs for these projects to each be greater than our original estimates, and outside of the scope of the guaranteed maximum price construction contracts. In March 2024, we funded the increase in estimated costs by contributing $27 million of our corporate cash holdings to SHC, thereby restricting the use of such cash to the project scope of the Series 2021 Bonds.

Our projections associated with the commencement and completion of construction, estimated total construction cost, hangars, and rentable square footage of our properties in development are inherently subjective and require judgement to estimate. We believe that our estimates of construction costs and timelines are subject to variability based on various factors including, but not limited to, changes in anticipated site plans, hangar mix, hangar specifications, executed guaranteed maximum price construction contracts, and general market conditions. In May 2024, we updated many of our preliminary estimates based on our intention to begin incorporating a larger hangar prototype into our home basing hangar campuses, which is intended to provide an increase in rentable square footage of hangar, office, and lounge space upon completion. This larger hangar prototype requires an increase in construction materials and components, and we expect its incorporation into multiple future development projects will ultimately result in cost savings through the realization of economies of scale. Our updated estimates of total construction costs do not include projections of potential cost reductions due to such efficiencies. We intend to continue to aggressively mitigate inflationary pressures, reduce construction costs to the greatest extent possible, and pursue compressed development schedules. We currently structure our guaranteed maximum price construction contracts with shared savings clauses to incentivize the general contractors to reduce construction costs.  No assurance can be given that our cost mitigation strategies will be successful, the costs of our ongoing and future projects will not exceed budgets or the guaranteed maximum price for such projects, or that the completion will not be delayed beyond the projected completion dates.

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

We previously raised equity capital, along with potential future debt and further equity issuances, including the Private Placement Purchase Agreement entered into on November 1, 2023, see Liquidity and Capital Resources — Private Placement and Securities Purchase Agreement below, to begin to fund additional airport campuses and reach up to 20 airport campuses over the next several years. We also have the ability to access the capital markets through our ATM Facility and through our effective shelf registration statement on Form S-3. On average, each future campus is anticipated to be composed of at least 100,000 rentable square feet and is expected to cost approximately $55 million per campus, with 60% or more to be funded with additional private activity bonds or other indebtedness. All future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Three months ended
	March 31, 2024	March 31, 2023	Change
Revenue:
Rental revenue	$2,404	$1,107	$1,297
Total revenue	2,404	1,107	1,297

Expenses:
Operating	2,083	1,792	291
Depreciation	629	450	179
General and administrative	4,916	3,549	1,367
Total expenses	7,628	5,791	1,837

Operating loss	(5,224)	(4,684)	(540)

Other (income) expense:
Interest expense	194	-	194
Unrealized gain on warrants	16,188	4,210	11,978
Other income	(407)	(133)	(274)
Total other (income) expense	15,975	4,077	11,898

Net loss	$(21,199)	$(8,761)	$(12,438)

Revenues

Revenues for the three months ended March 31, 2024 were approximately $2.4 million, compared to approximately $1.1 million for the three months ended March 31, 2023. The $1.3 million, or 117%, increase was primarily the result of the cumulative impact of certain additional tenant leases in place at our BNA and OPF hangar campuses as compared to the three months ended March 31, 2023. The increase in occupancy at our OPF and BNA hangar campuses for the three months ended March 31, 2024 as compared to March 31, 2023 resulted in increased fixed rental revenues of approximately $1.1 million. Revenue associated with our delivery of aircraft fuel increased approximately $0.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Operating Expenses

Operating expenses increased approximately $0.3 million, or 16%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in operated expense is primarily reflective of increased ground lease expense, which increased approximately $0.3 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in ground lease expense was driven by new ground leases signed at PWK, BDL, and POU during the three months ended December 31, 2023, and at SJC and ORL during the three months ended March 31, 2024. Salaries, wages, and benefits associated with our campus personnel increased by approximately $0.1 million, primarily driven by a headcount increase associated with the anticipated commencement of operations at our SJC hangar campus. Other operating expenses decreased by approximately $0.1 million, primarily driven by decreased utility expenses associated with operations at our OPF and BNA hangar campuses due to higher occupancy levels.

Depreciation Expense

Depreciation increased approximately $0.2 million, or 40%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase reflects a full quarter of depreciation associated with our OPF hangar campus, which opened during the three months ended March 31, 2023. The increase was also partially driven by the placement of additional ground support equipment into service throughout 2023 and 2024 and a quarter of depreciation related to Rapidbuilt, which was acquired during the three months ended June 30, 2023.

General and Administrative Expenses

For the three months ended March 31, 2024, and 2023, general and administrative expenses were approximately $4.9 million and $3.5 million, respectively. The approximately $1.4 million, or 38%, increase was primarily due to an approximately $1.3 million increase in salaries, wages, and other benefits, driven by an increase in corporate headcount and expense recognized associated with our equity compensation programs. Headcount and compensation expenses increased approximately $0.7 million, non-cash equity compensation expense increased approximately $0.6 million, and professional fees increased approximately $0.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase in professional fees was partially attributable to the recognition of approximately $0.1 million of expense associated with the B. Riley Termination.

Other (Income) Expense

Other expense increased from approximately $4.1 million to approximately $16.0 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was primarily due to an approximately $12.0 million difference in the mark-to-market adjustment of the outstanding warrants at March 31, 2024 as compared to March 31, 2023.

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

We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional private activity bonds and other debt and the issuance of additional equity securities. We also have the ability to utilize our $100 ATM Facility or otherwise utilize our registration statement on Form S-3 to access the capital markets. However, as we have recently become a publicly-traded company, we cannot assure you that we will have access to these sources of capital or that, even if such sources of capital are available, that these sources of capital will be available on favorable terms. Our ability to incur additional debt will depend on multiple factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that are or may be imposed by future lenders. Our ability to access the equity and debt capital markets will depend on multiple factors as well, including general market conditions for real estate companies, our degree of leverage, the trading price of our common stock and debt and market perceptions about our Company.

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the Series 2021 Bonds indenture. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of March 31, 2024.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$2,556	$60,257
Restricted cash	99,453	12,009
Investments	36,990	11,866
Restricted investments	20,213	88,213
Total cash, restricted cash, investments, and restricted investments	$159,212	$172,345

Private Placement and Securities Purchase Agreement

On November 1, 2023, we entered into a Securities Purchase Agreement (the “Private Placement Purchase Agreement”) with certain investors (collectively, the “Investors”), pursuant to which we (i)  sold and issued to the Investors on November 2, 2023 an aggregate of 6,586,154 shares (the “Initial PIPE Shares”) of our Class A Common Stock and accompanying warrants to purchase up to 1,141,600 shares of Class A Common Stock (the “Initial PIPE Warrants”), for an aggregate purchase price of $42.8 million (the “Initial Financing”), and (ii) sold and issued to the Investors on November 29, 2023 an aggregate of 2,307,692 shares of our Class A Common Stock (the “Additional PIPE Shares” and, together with the Initial PIPE Shares, the “PIPE Shares”) and accompanying warrants to purchase an aggregate of 400,000 shares of Class A Common Stock (the “Additional PIPE Warrants” and, together with the Initial PIPE Warrants, the “PIPE Warrants”) for an aggregate purchase price of $15.0 million. Together with the Initial Financing, the aggregate PIPE financing through the Private Placement Purchase Agreement totaled approximately $57.8 million.

At-the-Market Facility

On March 27, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, at our sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, we may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. We will pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement.

We are not obligated to sell any shares under the ATM Agreement. The offering of shares pursuant to the ATM Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through B. Riley, of all of the shares subject to the ATM Agreement and (ii) termination of the ATM Agreement in accordance with its terms. We have made no sales under the ATM Facility to date and will only do so when our stock price is at prices our board of directors deems appropriate.

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

Covenants in the PABs require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The PABs are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of March 31, 2024, we were in compliance with all debt covenants.

Lease Commitments

The table below sets forth certain information with respect to our future minimum lease payments required under leases as of March 31, 2024 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024 (remainder of year)	$3,705	$21
2025	5,342	24
2026	6,545	17
2027	7,075	2
2028	6,997	-
Thereafter	339,478	-
Total lease payments	369,142	64
Less imputed interest	(252,784)	(4)
Total	$116,358	$60

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2024 (in thousands):

	2024
	(remainder
	of year)	2025-2026	2027-2028	Thereafter	Total
Principal payments on bonds payable	$-	$-	$-	$166,340	$166,340
Interest payments on bonds payable	3,470	13,881	13,881	114,968	146,200
Contractual payments on other long-term indebtedness	1,836	7,981	95	-	9,912
Lease commitments	3,726	11,928	14,074	339,478	369,206

Total	$9,032	$33,790	$28,050	$620,786	$691,658

Funds to meet interest payments for the next three years on the Series 2021 PABs are held in reserve as restricted cash and restricted investments.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Cash and restricted cash at beginning of period	$72,266	$41,396
Net cash used in operating activities	(4,430)	(4,553)
Net cash provided by investing activities	33,874	36,313
Net cash provided by financing activities	299	-
Cash and restricted cash at end of period	$102,009	$73,156

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

 Net cash used in operating activities was approximately $4.4 million for the three months ended March 31, 2024, as compared to cash used in operating activities of approximately $4.6 million for the same period in 2023. The $0.1 million decrease in cash used in operating activities was primarily attributable to an approximately $0.6 million decrease in net loss, net of non-cash adjustments. The decrease in net loss, net of non-cash adjustments was primarily driven by an increase in rental revenue. The decrease was offset by an approximately $0.5 million unfavorable change in the Company's working capital position, which was primarily driven by the timing of vendor payments and tenant receipts.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of hangar campus development projects.

 Net cash provided by investing activities was approximately $33.9 million for the three months ended March 31, 2024, as compared to cash provided by investing activities of approximately $36.3 million for the same period in 2023. The decrease of approximately $2.4 million of cash provided by investing activities was driven primarily by an increase of approximately $95.8 million of available for sale U.S. Treasury purchases, offset by increases of approximately $64.3 million and $27.9 million in proceeds received from the Company's available for sale and held-to-maturity investments, respectively. The decrease was further driven by an approximately $0.1 million increase in capital expenditures.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash provided by financing activities was approximately $0.3 million for the three months ended March 31, 2024, as compared to net cash provided by financing activities of $0 for the same period in 2023. The approximately $0.3 million increase in net cash provided by financing activities was primarily driven by $1.5 million of proceeds received from the exercise of Warrants during the three months ended March 31, 2024, offset by approximately $0.7 million and $0.4 million of payments associated with vested equity awards and loan principal payments, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

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

In connection with the preparation of this Form 10-Q, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

ITEM 6.	EXHIBITS

(a)	See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

10.1 (#) (+)	Lease and SASO Operating Agreement between the City of San Jose and SJC Hangars LLC.

10.2 (#) (+)	Lease Agreement between Orlando Executive Airport and SHOLA, LLC.

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104 (#)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(#)	Filed herewith.
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

May 14, 2024

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

May 14, 2024

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

May 14, 2024