Form 10-Q
period 2024-06-30
Sky Harbour Group Corp
filed 2024-08-13
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, 24,978,700 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Cash	$25,037	$60,257
Restricted cash	97,267	12,009
Investments	10,066	11,866
Restricted investments	16,743	88,213
Prepaid expenses and other assets	6,756	6,003
Cost of construction	91,996	64,212
Constructed assets, net	77,155	77,283
Right-of-use assets	124,633	70,527
Long-lived assets, net	11,928	11,829
Total assets	$461,581	$402,199

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$26,015	$16,740
Operating lease liabilities	125,466	69,437
Loans payable and finance lease liabilities	8,409	9,311
Bonds payable, net of debt issuance costs and premiums	162,522	162,420
Warrants liability	19,596	12,045
Total liabilities	342,008	269,953

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of June 30, 2024; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 24,878,700 and 24,165,523 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,046,356 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	92,805	88,198
Accumulated deficit	(32,540)	(19,361)
Accumulated other comprehensive income	67	312
Total Sky Harbour Group Corporation stockholders’ equity	60,338	69,155

Non-controlling interests	59,235	63,091
Total equity	119,573	132,246

Total liabilities and equity	$461,581	$402,199

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Rental revenue	$ 3,618	$ 1,728	$ 6,022	$ 2,835
Total revenue	3,618	1,728	6,022	2,835

Expenses:
Operating	3,339	1,711	5,422	3,503
Depreciation	642	531	1,271	980
General and administrative	4,595	3,732	9,511	7,282
Total expenses	8,576	5,974	16,204	11,765

Operating loss	(4,958)	(4,246)	(10,182)	(8,930)

Other (income) expense:
Interest expense	187	82	381	82
Unrealized (gain) loss on warrants	(8,219)	(2,613)	7,969	1,597
Other income	(1,089)	(81)	(1,496)	(215)
Total other (income) expense	(9,121)	(2,612)	6,854	1,464

Net income (loss)	4,163	(1,634)	(17,036)	(10,394)

Net loss attributable to non-controlling interests	(1,598)	(2,412)	(3,858)	(4,978)
Net income (loss) attributable to Sky Harbour Group Corporation shareholders	$ 5,761	$ 778	$ (13,178)	$ (5,416)

Earnings (loss) per share
Basic	$ 0.23	$ 0.05	$ (0.54)	$ (0.36)
Diluted	$ 0.06	$ (0.03)	$ (0.54)	$ (0.36)
Weighted average shares
Basic	24,734	15,167	24,504	15,076
Diluted	69,534	57,213	24,504	15,076

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss)	$4,163	$(1,634)	$(17,036)	$(10,394)
Unrealized gains on available-for-sale securities	67	93	462	317
Realized gains on available-for-sale securities reclassified to the consolidated statements of operations	(690)	(55)	(707)	(102)
Total comprehensive income (loss)	$3,540	$(1,596)	$(17,281)	$(10,179)

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Accumulated Other	Total	Non-
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2023	24,165,523	$2	42,046,356	$4	$88,198	$(19,361)	$312	69,155	$63,091	$132,246
Share-based compensation	-	-	-	-	987	-	-	987	45	1,032
Vesting of restricted stock units	176,166	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(57,833)	-	-	-	(686)	-	-	(686)	-	(686)
Exercise of warrants	253,703	-	-	-	3,332	-	-	3,332	-	3,332
Payment of equity issuance costs	-	-	-	-	(43)	-	-	(43)	-	(43)
Other comprehensive income	-	-	-	-	-	-	378	378	-	378
Net loss	-	-	-	-	-	(18,940)	-	(18,940)	(2,259)	(21,199)
Balance at March 31, 2024	24,537,559	$2	42,046,356	$4	$91,788	$(38,301)	$690	$54,183	$60,877	$115,060
Share-based compensation	-	-	-	-	1,030	-	-	1,030	45	1,075
Vesting of restricted stock units	100,700	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(22,090)	-	-	-	(239)	-	-	(239)	-	(239)
Exercise of warrants	3,639	-	-	-	47	-	-	47	-	47
Issuance of stock through ATM Facility	7,407	-	-	-	90	-	-	90	-	90
Exchange of Sky Incentive Units	251,485	-	-	-	89	-	-	89	(89)	-
Other comprehensive loss	-	-	-	-	-	-	(623)	(623)	-	(623)
Net income (loss)	-	-	-	-	-	5,761	-	5,761	(1,598)	4,163
Balance at June 30, 2024	24,878,700	$2	42,046,356	$4	$92,805	$(32,540)	$67	$60,338	$59,235	$119,573

	Class A		Class B		Additional		Accumulated Other	Total	Non-	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Balance at December 31, 2022	14,962,831	$1	42,192,250	$4	$29,560	$(3,184)	$(102)	26,279	$72,096	$98,375
Share-based compensation	-	-	-	-	393	-	-	393	85	478
Exchange of Class B Common Stock	145,894	-	(145,894)	-	184	-	-	184	(184)	-
Other comprehensive income	-	-	-	-	-	-	177	177	-	177
Net loss	-	-	-	-	-	(6,196)	-	(6,196)	(2,565)	(8,761)
Balance at March 31, 2023	15,108,725	$1	42,046,356	$4	$30,137	$(9,380)	$75	$20,837	$69,432	$90,269
Share-based compensation	-	-	-	-	499	-	-	499	81	580
Vesting of restricted stock units	124,261	-	-	-	-	-	-	-	-	-
Exercise of warrants	225	-	-	-	3	-	-	3	-	3
Other comprehensive income (loss)	-	-	-	-	-	-	38	38	-	38
Net income (loss)	-	-	-	-	-	778	-	778	(2,412)	(1,634)
Balance at June 30, 2023	15,233,211	$1	42,046,356	$4	$30,639	$(8,602)	$113	$22,155	$67,101	$89,256

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(17,036)	$(10,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,271	980
Straight-line rent adjustments, net	17	(114)
Equity-based compensation	2,108	1,058
Non-cash operating lease expense	1,940	906
Realized gain on available for sale investments	(127)	-
Unrealized loss on warrants	7,969	1,597
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(519)	(1,743)
Right-of-use asset initial direct costs	(17)	(26)
Accounts payable, accrued expenses and other liabilities	(1,078)	2,005
Net cash used in operating activities	(5,472)	(5,731)

Cash flows from investing activities:
Purchases of long-lived assets	(688)	(209)
Payments for cost of construction	(17,923)	(24,527)
Investment in notes receivable, net	-	(2,037)
Net cash provided by acquisition of business	-	1,793
Purchases of available for sale investments	(152,241)	(3,393)
Purchases of held-to-maturity investments	-	(52,998)
Proceeds from available for sale investments	153,923	11,483
Proceeds from held-to-maturity investments	71,464	53,457
Net cash provided by (used in) investing activities	54,535	(16,431)

Cash flows from financing activities:
Proceeds from exercise of warrants	2,960	3
Proceeds from ATM Facility	90	-
Principal payments for loans payable and finance leases	(902)	(48)
Payments for equity issuance costs	(248)	-
Payments of employee taxes related to vested equity awards	(925)	-
Net cash provided by (used in) financing activities	975	(45)

Net increase (decrease) in cash and restricted cash	50,038	(22,207)

Cash and restricted cash, beginning of year	72,266	41,396

Cash and restricted cash, end of period	$122,304	$19,189

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of June 30, 2024, SHG owned approximately 37.2% of the Sky Common Units and the prior holders of Sky Common Units (the “LLC Interests”) owned approximately 62.8% of the Sky Common Units and control the Company through their ownership of the Company's Class B Common Stock, $0.0001 par value (“Class B Common Stock”).

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

Variable lease payments consist of tenant reimbursements for common area maintenance, utilities, and operating expenses of the property, and various other fees, including fees associated with the delivery of aircraft fuel, late fees, and lease termination fees. Variable lease payments are charged based on the terms and conditions included in the respective tenant leases and are recognized in the same period as the expenses are incurred. For the three and six months ended June 30, 2024, rental revenue includes $673 and $1,053 of variable lease payments, respectively. For the three and six months ended June 30, 2023, rental revenue includes $187 and $304 of variable lease payments, respectively.

As of June 30, 2024 and December 31, 2023, the deferred rent receivable included in prepaid expenses and other assets was $404 and $367, respectively. Rent received in advance represents tenant payments received prior to the contractual due date, and is included in accounts payable, accrued expenses, and other liabilities. Rent received in advance consisted of $262 and $241 as of June 30, 2024 and December 31, 2023, respectively.

For the three and six months ended June 30, 2024 the Company did not derive 10% of its revenue from any single tenant. For the three and six months ended June 30, 2023 the Company derived approximately 29% and 30% of its revenue from two tenants, respectively.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three and six months ended June 30, 2024 and 2023. The effective income tax rate for the three and six months ended June 30, 2024 and 2023 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized due to the cumulative losses sustained by the Company to date.

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

The following tables summarize the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the Rapidbuilt Acquisition:

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

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 9 — Bonds payable, loans payable, and interest, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets. Unrealized losses on certain of the Company's investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the three and six months ended June 30, 2024. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. As of June 30, 2024, the Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets.

The following tables set forth summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$9,999	$67	$-	$10,066
Total investments	$9,999	$67	$-	$10,066

Restricted investments, held-to-maturity:
U.S. Treasuries	16,743	16	(643)	16,116
Total restricted investments	$16,743	$16	$(643)	$16,116

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$11,554	$312	$-	$11,866
Total investments	$11,554	$312	$-	$11,866

Restricted investments, held-to-maturity:
U.S. Treasuries	88,213	105	(694)	87,624
Total restricted investments	$88,213	$105	$(694)	$87,624

The following table sets forth the maturity profile of the Company's investments and restricted investments as of June 30, 2024:

	Investments	Restricted Investments
Due within one year	$10,066	$5,280
Due one year through five years	-	11,463
Total	$10,066	$16,743

5.	Cost of Construction and Constructed Assets

The Company’s portfolio as of June 30, 2024 includes the following completed and in-development projects:

●	Addison Airport (“ADS”), Addison, TX (Dallas area);
●	Bradley International Airport (“BDL”), Windsor Locks, CT (Hartford area);
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Chicago Executive Airport (“PWK”), Wheeling, IL (Chicago area);
●	Hudson Valley Regional Airport (“POU”), Wappingers Falls, NY (New York area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa Locka, FL (Miami area);
●	Nashville International Airport (“BNA”), Nashville, TN;
●	Orlando Executive Airport (“ORL”), Orlando, FL;
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ;
●	San José Mineta International Airport (“SJC”), San Jose, CA;
●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area); and
●	Washington Dulles International Airport (“IAD”), Dulles, VA (Washington, DC area).

Constructed assets, net, and cost of construction, consists of the following:

	June 30, 2024	December 31, 2023
Constructed assets, net of accumulated depreciation:
Buildings, BNA, OPF (Phase I), and SGR	$81,002	$80,232
Accumulated depreciation	(3,847)	(2,949)
	$77,155	$77,283
Cost of construction:
ADS (Phase I & II), APA (Phase I), DVT (Phase I), OPF (Phase II), and SJC (Renovation)	$91,996	$64,212

Depreciation expense for the three months ended June 30, 2024 and 2023 totaled $450 and $448, respectively. Depreciation for the six months ended June 30, 2024 and 2023 totaled $898 and $839, respectively.

6.	Long-lived Assets

Long-lived assets, net, consists of the following:

	June 30, 2024	December 31, 2023
Ground support equipment	$1,366	$1,051
Machinery and equipment	3,819	3,783
Buildings	5,433	5,380
Land	1,620	1,620
Other equipment and fixtures	639	596
Purchase deposits and construction in progress	653	362
	13,530	12,792
Accumulated depreciation	(1,602)	(963)
	$11,928	$11,829

Depreciation expense for the three months ended June 30, 2024 and 2023 totaled $191 and $83, respectively. Depreciation for the six months ended June 30, 2024 and 2023 $373 and $141, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled $130 and $119 for the three months ended June 30, 2024 and 2023, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled $266 and $119 for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, long-lived assets included approximately $653 and $362, respectively, of purchase deposits towards long-lived assets which are not being depreciated as the assets have not been placed into service.

7.	Supplemental Balance Sheet and Cash Flow Information

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	June 30, 2024	December 31, 2023
Costs of construction	$16,483	$7,022
Employee compensation and benefits	1,393	2,438
Interest	3,474	3,474
Professional fees	1,123	1,154
Tenant security deposits	960	614
Other	2,582	2,038
	$26,015	$16,740

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Six months ended
	June 30, 2024	June 30, 2023
Accrued costs of construction, including capitalized interest	$17,815	$9,197
Accrued costs of long-lived assets	50	21
Debt issuance costs and premium amortized to cost of construction	102	106

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Six months ended
	June 30, 2024	June 30, 2023
Right-of-use assets obtained in exchange for operating lease liabilities	$55,177	$1,368
Net increase (decrease) in right-of-use assets and operating lease liabilities due to lease remeasurement	$70	$(206)

The following table summarizes interest paid:

	Six months ended
	June 30, 2024	June 30, 2023
Interest paid	$3,851	$3,552

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Six months ended
	June 30, 2024	June 30, 2023
Cash, beginning of year	$60,257	$2,174
Restricted cash, beginning of year	12,009	39,222
Cash and restricted cash, beginning of year	$72,266	$41,396

Cash, end of period	$25,037	$2,556
Restricted cash, end of period	97,267	16,633
Cash and restricted cash, end of period	$122,304	$19,189

8.	Leases

Lessee

The table below sets forth a summary of operating lease expense for the three and six months ended June 30, 2024 and 2023 recorded in the captions within our consolidated statement of operations:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating expenses	$2,320	$964	$3,595	$1,903
General and administrative expenses	28	24	55	48
Total operating lease expense	$2,348	$988	$3,650	$1,951

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

The Company’s lease population does not include any residual value guarantees. The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for the three and six months ended June 30, 2024 and 2023. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 15 — Commitments and Contingencies.

The Company’s ground leases have remaining terms ranging between 16 to 73 years, including options for the Company to extend the terms. These leases expire between 2040 and 2097, which include all lease extension options available to the Company. Certain of the Company's ground leases contain options to lease additional parcels of land at the Company's option within a specified period of time.

In March 2024, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “SJC Lease”) at SJC with the City of San Jose. The SJC Lease covers approximately 7 acres of property that contains an approximately 38,000 square foot hangar, approximately 19,000 square feet of office space, and approximately 108,000 square feet of apron and ramp space. The property at SJC includes additional land on which the Company intends to develop approximately 28,000 square feet of additional hangar space. The initial term of the SJC Lease will be 20 years from  May 1, 2024, and contains a mutual option to extend the SJC Lease an additional 5 years following the expiration of the initial term.

In March 2024, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “ORL Lease”) at ORL with the Greater Orlando Aviation Authority (“GOAA”). The ORL Lease covers a parcel containing approximately 20 acres of land at ORL. The initial term of the ORL Lease will be 30 years from expiration of construction period, with lease payments commencing contemporaneously with the term. The ORL Lease contains options exercisable by the Company to extend the ORL Lease an additional 20 years based on the Company's total expenditures in subsequent phases at ORL.

In May 2024, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “IAD Lease”) at IAD with the Metropolitan Washington Airports Authority (“MWAA”). The IAD Lease covers approximately 18 acres of property at IAD. The initial term of the IAD Lease will be approximately 50 years and expire on March 31, 2074, and contains an option exercisable by the Company to extend the IAD Lease an additional 10 years following the expiration of the initial term. The property covered by the IAD Lease is split between two parcels, with rent payments associated with the first parcel (“IAD Phase I”) commencing the earlier of certificate of occupancy or 36 months from the issuance of permits for IAD Phase I, and rent payments associated with the second parcel (“IAD Phase II”) commencing the earlier of issuance of permits for IAD Phase II or five years from certificate of occupancy associated with IAD Phase I. The IAD Lease requires the Company to commence construction related to IAD Phase II within five years of the receipt of the certificate of occupancy for IAD Phase I.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Six months ended
	June 30,	June 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,662	$1,022
Operating cash flows from finance leases	1	-
Financing cash flows from finance leases	14	-

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term (in years)	June 30, 2024	December 31, 2023
Operating leases
Ground leases - Unimproved at commencement	55.0	55.8
Ground leases - Existing improvements	26.9	46.1
Equipment leases	4.0	4.0
Office leases	1.6	1.4
All operating leases	43.8	53.4
Finance leases	2.3	2.7

Weighted Average Discount Rate
Operating leases
Ground leases - Unimproved at commencement	5.37%	5.22%
Ground leases - Existing improvements	4.92%	4.00%
Equipment leases	5.28%	5.45%
Office leases	4.82%	2.46%
All operating leases	5.28%	5.08%
Finance leases	4.99%	5.00%

The Company’s future minimum lease payments required under leases as of  June 30, 2024 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2024 (remainder of year)	$2,525	$13
2025	5,342	24
2026	6,545	17
2027	7,075	2
2028	7,268	-
Thereafter	394,641	-
Total lease payments	423,396	56
Less imputed interest	(297,930)	(3)
Total	$125,466	$53

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

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  June 30, 2024:

Year Ending December 31,	Operating Leases
2024 (remainder of year)	$5,832
2025	10,429
2026	8,188
2027	5,446
2028	3,500
Thereafter	2,775
Total lease payments	36,170
Less rent concessions to be applied at Company’s discretion	(214)
Total	$35,956

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

As of June 30, 2024 and December 31, 2023, the fair value of the Company’s Series 2021-1 Bonds was approximately $134.2 million and $116.5 million, respectively. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets.

The following table summarizes the Company’s Bonds payable as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(4,753)
Accumulated amortization of debt issuance costs and accretion of bond premium	686	584
Total Bonds payable, net	$162,522	$162,420

Loans Payable and Finance Leases

The following table summarizes the Company's loans payable and finance lease liabilities as of June 30, 2024 and December 31, 2023:

		June 30, 2024		December 31, 2023
	Maturity Dates	Weighted-Average Interest Rates	Balance	Weighted-Average Interest Rates	Balance
Vista Loan	December 2025	8.61%	$7,996	8.53%	$8,768
Equipment loans	August 2026 - September 2028	8.02%	359	8.09%	475
Finance leases	September 2024 - July 2027	4.99%	53	5.00%	67
Total Loans payable and finance leases		8.56%	$8,408	8.47%	$9,310

Interest

The following table sets forth the details of interest expense:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest	$ 1,922	$ 1,817	$ 3,851	$ 3,552
Accretion of bond premium and amortization of debt issuance costs	51	53	102	106
Total interest incurred	1,973	1,870	3,953	3,658
Less: capitalized interest	(1,786)	(1,788)	(3,572)	(3,576)
Interest expense	$ 187	$ 82	$ 381	$ 82

10.	Warrants

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

In connection with the Securities Purchase Agreement (the “Private Placement Purchase Agreement”) entered into on November 1, 2023 with certain investors, the Company issued to third-party investors 1,541,600 warrants (the “PIPE Warrants”, and together with the Public Warrants and the Private Warrants, the “Warrants”). The PIPE Warrants are equivalent in form and substance to the Company’s Public Warrants.

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

During the three and six months ended June 30, 2024, 3,639 and 257,342 Warrants were exercised, respectively, resulting in approximately $3.0 million of proceeds. As of  June 30, 2024, 15,803,001 Warrants remain outstanding.

The closing price of the Warrants was $1.24 and $0.75 per warrant on  June 30, 2024 and  December 31, 2023, respectively. The aggregate fair value of the outstanding Warrants was approximately $19.6 million and $12.0 million as of  June 30, 2024 and  December 31, 2023, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded unrealized gains associated with the change in fair value of the Warrants of approximately $8.2 million and $2.6 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded unrealized losses associated with the change in fair value of the Warrants of approximately $8.0 million and $1.6 million, respectively.

11.	Equity

Common Equity

As of June 30, 2024, there were 24,878,700 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

At-the-Market Facility

On March 27, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which the Company  may, from time to time, at its sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, the Company may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose. The Company will pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions. During the three and six months ended June 30, 2024, the Company sold 7,407 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $12.42.

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

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of June 30, 2024 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares on the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of June 30, 2024, the LLC interests owned approximately 62.8% of the Sky Common Units outstanding.

The former majority shareholder's ownership in Overflow is presented as a non-controlling interest within the Equity section of the consolidated balance sheet. As of June 30, 2024, the former majority shareholder owned approximately 49% of the partnership interests in Overflow.

12.	Equity Compensation

Restricted Stock Units (“RSUs”)

In February 2024, the Company granted time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan. 430,002 of time-based awards were granted at a grant date fair value of $12.33, which will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on February 15, 2028.

During the three and six months ended June 30, 2024, the Company recognized stock compensation expense of approximately $0.9 million and $1.9 million, respectively, associated with all RSU awards, which is recorded within General and Administrative Expenses within the statement of operations. During the three and six months ended June 30, 2023, the Company recognized stock compensation expense of $0.5 million and $0.9 million, respectively. As of June 30 2024, there are approximately 1,029,697 unvested RSUs outstanding with a weighted average grant date fair value of $9.82. The unrecognized compensation costs associated with all unvested RSUs at June 30, 2024 was approximately $8.4 million that is expected to be recognized over a weighted-average future period of 2.9 years.

Non-qualified Stock Options (“NSOs”)

In February 2024, the Company granted to certain employees options to purchase 438,781 shares of Class A Common Stock at an exercise price of $11.63 under the Company's 2022 Incentive Award Plan. The NSOs vest ratably over a four-year period beginning on the sixth anniversary of the grant date and have a term of 10 years. The options were valued at $7.32 using a Black -Scholes pricing model. During the three and six months ended June 30, 2024, the Company recognized stock compensation expense of $0.1 million associated with all NSO awards. The unrecognized compensation costs associated with all unvested NSOs at June 30, 2024 was approximately $3.1 million that is expected to be recognized over a weighted-average future period of 8.6 years.

Sky Incentive Units

The Company recognized equity-based compensation expense relating to awarded equity units of Sky (the “Sky Incentive Units”) of $45 and $91 for the three and six months ended June 30, 2024, respectively, and $81 and $166 for the three and six months ended June 30, 2023, respectively. Expense associated with the Sky Incentive Units is recorded within General and Administrative Expenses within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. As of June 30, 2024, there was $0.2 million of total unrecognized compensation expense that is expected to be recognized over a weighted-average future period of 0.9 years.

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

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net income (loss)	$4,163	$(1,634)	$(17,036)	$(10,394)
Less: Net (loss) attributable to non-controlling interests	(1,598)	(2,412)	(3,858)	(4,978)
Basic net income (loss) attributable to Sky Harbour Group Corporation shareholders	5,761	778	(13,178)	(5,416)
Less: Net (loss) attributable to LLC Interests	(1,462)	(2,412)	-	-
Diluted net income (loss) attributable to Sky Harbour Group Corporation shareholders	$4,299	$(1,634)	$(13,178)	$(5,416)

Denominator:
Basic weighted average shares of Class A Common Stock outstanding	24,734	15,167	24,504	15,076
Effect of dilutive exchange of Class B Common Stock	42,046	42,046	-	-
Effect of dilutive exchange of Sky Incentive Units	2,538	-	-	-
Effect of dilutive restricted stock	216	-	-	-
Diluted weighted average shares outstanding	69,534	57,213	24,504	15,076

Earnings (loss) per share of Class A Common Stock – Basic	$0.23	$0.05	$(0.54)	$(0.36)
Earnings (loss) per share of Class A Common Stock – Diluted	$0.06	$(0.03)	$(0.54)	$(0.36)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net earnings (loss) per common share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Shares subject to unvested restricted stock units	813	1,005	1,030	1,005
Shares issuable upon the exercise of unvested stock options	439	-	439	-
Shares issuable upon the exercise of Warrants	15,803	14,519	15,803	14,519
Shares issuable upon the exchange of Class B Common Stock	-	-	42,046	42,046
Shares issuable upon the exercise and exchange of Sky Incentive Units	18	2,808	2,556	2,808

14.	Accumulated Other Comprehensive Income

The following table summarizes the components of Accumulated other comprehensive income:

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2023	$312	$312
Other comprehensive income before reclassifications	462	462
Amounts reclassified to other (income) expense	(707)	(707)
Balance as of June 30, 2024	$67	$67

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2022	$(102)	$(102)
Other comprehensive income before reclassifications	317	317
Amounts reclassified to other (income) expense	(102)	(102)
Balance as of June 30, 2023	$113	$113

15.	Commitments and Contingencies

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

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged per flight hour of use along with all direct operating costs. Additionally, the Company will also incur the pro rata share of maintenance, overhead and insurance costs of the aircraft. For the three and six months ended June 30, 2024, the Company recognized $18 and $87 of expense, respectively, within General and administrative expense under the terms of this agreement. For the three and six months ended June 30, 2023, the Company recognized $54 and $116 of expense, respectively, associated with this agreement. The related liability is included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of June 30, 2024.

For the three and six months ended June 30, 2024, the Company recognized $0 of expense for consulting services, to a company that employed the chief financial officer until prior to July 1, 2021. The Company recognized $8 and $95 of expense during the three and six months ended June 30, 2023, respectively, to the same company.

17.	Subsequent Events

On August 8, 2024, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “SLC Lease”) at Salt Lake City International Airport (“SLC”) with the Salt Lake City Corporation. The SLC Lease covers approximately 8.4 acres of property at SLC. The initial term of the SLC Lease will be 30 years from the earlier of certificate of occupancy or 24 months from the expiration of the diligence period, as defined in the SLC Lease, with lease payments commencing contemporaneously with the term. The SLC Lease contains two options exercisable by the Company to extend the SLC Lease for an additional 20 years following the expiration of the initial term. Under the terms of the SLC Lease, the Company is required to make minimum capital improvements of $40 million.

SLC is owned and operated by the Salt Lake City Corporation and is located in Salt Lake City, Utah.

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

The table below presents certain information with respect to our portfolio as of June 30, 2024.

●	Addison Airport (“ADS”), Addison, TX (Dallas area);
●	Bradley International Airport (“BDL”), Windsor Locks, CT (Hartford area);
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Chicago Executive Airport (“PWK”), Wheeling, IL (Chicago area);
●	Hudson Valley Regional Airport (“POU”), Wappingers Falls, NY (New York area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa Locka, FL (Miami area);
●	Nashville International Airport (“BNA”), Nashville, TN;
●	Orlando Executive Airport (“ORL”), Orlando, FL;
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ;
●	San José Mineta International Airport (“SJC”), San Jose, CA; and
●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area); and
●	Washington Dulles International Airport (“IAD”), Dulles, VA (Washington, DC area).

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at June 30, 2024
SGR	December 2020	7	66,080	16.3%	100.0%
BNA	November 2022	10	149,069	36.7%	95.5%
OPF Phase I	February 2023	12	160,092	39.5%	100.0%
SJC	Existing facility	1	41,464	7.5%	53.0%
Total/Weighted Average		30	416,705	100.0%	93.7%

PROPERTIES IN DEVELOPMENT

		Projected	Projected	Estimated Total
		Construction	Completion	Construction Cost		Rentable
Facility	Status	Start (1)	Date (1)	($mm) (1)	Hangars (1)	Square Footage (1)
ADS Phase I	In Construction	Q4 2023	Q1 2025	32.9 - 34.9	6	115,506
ADS Phase II	Predevelopment	Q1 2025	Q1 2026	31.8 - 35.8	4	106,627
APA Phase I	In Construction	Q4 2022	Q1 2025	44.8 - 50.8	9	130,550
APA Phase II	Predevelopment	Q2 2025	Q3 2026	34.3 - 38.3	3	107,135
BDL Phase I	Predevelopment	Q2 2025	Q3 2026	33.2 - 37.2	3	109,317
DVT Phase I	In Construction	Q4 2022	Q1 2025	48.3 - 53.6	8	134,270
DVT Phase II	Predevelopment	Q3 2026	Q4 2027	34.6 - 38.6	6	123,646
IAD Phase I	Predevelopment	Q3 2025	Q4 2026	55.0 - 60.0	4	174,070
OPF Phase II	In Development	Q1 2025	Q2 2026	35.8 - 39.8	3	109,394
ORL Phase I	Predevelopment	Q3 2025	Q4 2026	31.9 - 35.9	2	81,285
POU Phase I	Predevelopment	Q2 2025	Q3 2026	28.2 - 32.2	2	87,760
POU Phase II (2)	Predevelopment	TBD	TBD	TBD	TBD	TBD
PWK Phase I	Predevelopment	Q2 2025	Q3 2026	52.9 - 56.9	4	145,025
SJC Renovation	In Construction	Q2 2024	Q3 2024	4.5 - 5.8	1	9,260
SJC Phase II	Predevelopment	Q1 2026	Q4 2026	21.0 - 24.0	1	28,235
Total				$489.2 - 543.8	56	1,462,080

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

(2)	We have not yet formed preliminary estimates regarding the projected construction timeline, total construction costs, or hangar mix associated with our POU Phase II development project.

Recent Developments

In May 2024, we entered into the IAD Lease at IAD with MWAA. The IAD Lease covers approximately 18 acres of property at IAD. The initial term of the IAD Lease will be approximately 50 years and expire on March 31, 2074, and contains an option exercisable by us to extend the IAD Lease an additional 10 years following the expiration of the initial term. The IAD Lease requires us to commence construction related to IAD Phase II within five years of the receipt of the certificate of occupancy for IAD Phase I.

In August 2024, we entered into the SLC Lease at SLC with the Salt Lake City Corporation. The SLC Lease covers approximately 8.4 acres of property at SLC. The initial term of the SLC Lease will be 30 years from the earlier of certificate of occupancy or 24 months from the expiration of the diligence period, as defined in the SLC Lease, with lease payments commencing contemporaneously with the term. The SLC Lease contains two options exercisable by us to extend the SLC Lease for an additional 20 years following the expiration of the initial term. Under the terms of the SLC Lease, we are required to make minimum capital improvements of $40 million.

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

Ground Lease Expense

One of our largest expenses is the lease payments under our ground leases. For the six months ended June 30, 2024 and 2023, our operating lease expense for ground leases was $3.5 million and $1.8 million, respectively. We elect to expense rather than capitalize ground lease expense incurred at hangar campus sites under development and will incur expense under U.S. GAAP regardless of whether our ground leases defer cash rent payments until completion of construction. As we enter into new ground leases at new airport sites, our ground lease expense and associated cash payments to airport landlords will ultimately continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively.

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

We previously raised equity capital, along with potential future debt and further equity issuances, including the Private Placement Purchase Agreement entered into on November 1, 2023, see Liquidity and Capital Resources — Private Placement and Securities Purchase Agreement below, to begin to fund additional airport campuses and reach up to 20 airport campuses over the next several years. We also have the ability to access the capital markets through our ATM Facility and through our effective shelf registration statement on Form S-3. On average, each future campus is anticipated to be composed of at least 200,000 rentable square feet and is expected to cost approximately $55 million per campus, with 60% or more to be funded with additional private activity bonds or other indebtedness. All future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

The cumulative 20 airport site business plan is estimated to cost approximately $1.2 billion, with approximately 65% to 75% anticipated from private activity bonds and the balance with equity or equity linked financing. Our ability to raise additional equity and/or debt financing will be subject to a number of risks, including our ability to obtain financing upon reasonable terms, if at all, costs of construction, delays in constructing new facilities, operating results, and other risk factors. In the event that we are unable to obtain additional financing, we may be required to raise additional equity capital, creating additional dilution to existing stockholders. There can be no assurance that we would be successful in raising such additional equity capital on favorable terms, if at all.  Even if we can obtain such additional equity financing if needed, there can be no assurance that we would be successful in raising such additional financing on favorable terms, if at all.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Three months ended
	June 30, 2024	June 30, 2023	Change
Revenue:
Rental revenue	$3,618	$1,728	$1,890
Total revenue	3,618	1,728	1,890

Expenses:
Operating	3,339	1,711	1,628
Depreciation	642	531	111
General and administrative	4,595	3,732	863
Total expenses	8,576	5,974	2,602

Operating loss	(4,958)	(4,246)	(712)

Other (income) expense:
Interest expense	187	82	105
Unrealized gain on warrants	(8,219)	(2,613)	(5,606)
Other income	(1,089)	(81)	(1,008)
Total other (income) expense	(9,121)	(2,612)	(6,509)

Net income (loss)	$4,163	$(1,634)	$5,797

Revenues

Revenues for the three months ended June 30, 2024 were approximately $3.6 million, compared to approximately $1.7 million for the three months ended June 30, 2023. The $1.9 million, or 109%, increase was primarily the result of the commencement of operations at SJC during the three months ended June 30, 2024 and the impact of increased occupancy at our BNA and OPF hangar campuses. Revenue associated with our delivery of aircraft fuel increased approximately $0.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Operating Expenses

Operating expenses increased approximately $1.6 million, or 95%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase in operated expense is primarily reflective of increased ground lease expense, which increased approximately $1.3 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase in ground lease expense was driven primarily by a full quarter of expense associated with the ground lease signed at SJC during the three months ended March 31, 2024. The increase in ground lease expense was also driven by the ground leases signed at PWK, BDL, and POU during the three months ended December 31, 2023, ORL during the three months ended March 31, 2024, and IAD during the three months ended June 30, 2024. Salaries, wages, and benefits associated with our campus personnel increased by approximately $0.2 million, primarily driven by a headcount increase associated with the commencement of operations at our SJC hangar campus. Other operating expenses increased by approximately $0.1 million, primarily driven by increased utility, insurance, and other start-up expenses associated with the commencement of operations at our SJC hangar campus.

Depreciation Expense

Depreciation increased approximately $0.1 million, or 21%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was driven by the placement of additional ground support equipment into service throughout 2023 and 2024 and a full quarter of depreciation related to Rapidbuilt, which was acquired during the three months ended June 30, 2023.

General and Administrative Expenses

For the three months ended June 30, 2024, and 2023, general and administrative expenses were approximately $4.6 million and $3.7 million, respectively. The approximately $0.9 million, or 23%, increase was primarily due to an approximately $0.9 million increase in salaries, wages, and other benefits, driven by an increase in corporate headcount and expense recognized associated with our equity compensation programs. Headcount and compensation expenses increased approximately $0.4 million and non-cash equity compensation expense increased approximately $0.5 million.

Other (Income) Expense

Other income increased from approximately $2.6 million to approximately $9.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase was primarily due to an approximately $5.6 million difference in the mark-to-market adjustment of the outstanding warrants at June 30, 2024 as compared to June 30, 2023. The increase was also partially due to an approximately $1.0 million increase in other income, primarily due to interest earned on our investments in U.S. Treasuries classified as available for sale.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Six months ended
	June 30, 2024	June 30, 2023	Change
Revenue:
Rental revenue	$6,022	$2,835	$3,187
Total revenue	6,022	2,835	3,187

Expenses:
Operating	5,422	3,503	1,919
Depreciation	1,271	980	291
General and administrative	9,511	7,282	2,229
Total expenses	16,204	11,765	4,439

Operating loss	(10,182)	(8,930)	(1,252)

Other (income) expense:
Interest expense	381	82	299
Unrealized loss on warrants	7,969	1,597	6,372
Other income	(1,496)	(215)	(1,281)
Total other (income) expense	6,854	1,464	5,390

Net loss	$(17,036)	$(10,394)	$(6,642)

Revenues

Revenues for the six months ended June 30, 2024 were approximately $6.0 million, compared to approximately $2.8 million for the six months ended June 30, 2023. The $3.2 million, or 112%, increase was primarily the result of the commencement of operations at our SJC hangar campus and the cumulative impact of certain additional tenant leases in place at our BNA and OPF hangar campuses as compared to the six months ended June 30, 2023. The commencement of operations at our SJC hangar campus together with the increase in occupancy at our OPF and BNA hangar campuses for the six months ended June 30, 2024 as compared to June 30, 2023 resulted in increased rental revenues of approximately $2.6 million. Revenue associated with our delivery of aircraft fuel increased approximately $0.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Operating Expenses

Operating expenses increased approximately $1.9 million, or 55%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase in operated expense is primarily reflective of increased ground lease expense, which increased approximately $1.7 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase in ground lease expense was driven primarily by a full quarter of expense associated with the ground lease signed at SJC during the three months ended March 31, 2024. The increase in ground lease expense was also driven by new ground leases signed at PWK, BDL, and POU during the three months ended December 31, 2023 and at ORL and IAD during the six months ended June 30, 2024.  Salaries, wages, and benefits associated with our campus personnel increased by approximately $0.2 million, primarily driven by a headcount increase associated with the commencement of operations at our SJC hangar campus.

Depreciation Expense

Depreciation increased approximately $0.3 million, or 30%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase reflects a full six months of depreciation associated with our OPF hangar campus, which opened during the six months ended June 30, 2023. The increase was also partially driven by the placement of additional ground support equipment into service throughout 2023 and 2024 and a full six months of depreciation related to Rapidbuilt, which was acquired during the six months ended June 30, 2023.

General and Administrative Expenses

For the six months ended June 30, 2024, and 2023, general and administrative expenses were approximately $9.5 million and $7.3 million, respectively. The approximately $2.2 million, or 31%, increase was primarily due to an approximately $2.2 million increase in salaries, wages, and other benefits, driven by an increase in corporate headcount and expense recognized associated with our equity compensation programs. Headcount and compensation expenses increased approximately $1.2 million, and non-cash equity compensation expense increased approximately $1.0 million.

Other (Income) Expense

Other expense increased from approximately $1.5 million to approximately $6.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase was primarily due to an approximately $6.4 million difference in the mark-to-market adjustment of the outstanding warrants at June 30, 2024 as compared to June 30, 2023. The increase was also partially due to an approximately $1.0 million increase in other income, primarily due to interest earned on our investments in U.S. Treasuries classified as available for sale.

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

We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional private activity bonds and other debt and the issuance of additional equity securities. We also have the ability to utilize our $100 million ATM Facility or otherwise utilize our registration statement on Form S-3 to access the capital markets. However, as we have recently become a publicly-traded company, we cannot assure you that we will have access to these sources of capital or that, even if such sources of capital are available, that these sources of capital will be available on favorable terms. Our ability to incur additional debt will depend on multiple factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that are or may be imposed by future lenders. Our ability to access the equity and debt capital markets will depend on multiple factors as well, including general market conditions for real estate companies, our degree of leverage, the trading price of our common stock and debt and market perceptions about our Company.

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the Series 2021 Bonds indenture. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of June 30, 2024.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$25,037	$60,257
Restricted cash	97,267	12,009
Investments	10,066	11,866
Restricted investments	16,743	88,213
Total cash, restricted cash, investments, and restricted investments	$149,113	$172,345

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

At-the-Market Facility

On March 27, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, at our sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, we may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. We will pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions. During the three and six months ended June 30, 2024, we sold 7,407 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $12.42.

We are not obligated to sell any shares under the ATM Agreement. The offering of shares pursuant to the ATM Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through B. Riley, of all of the shares subject to the ATM Agreement and (ii) termination of the ATM Agreement in accordance with its terms. We have made limited sales under the ATM Facility to date and will only do so when our stock price is at prices our board of directors deems appropriate.

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

Covenants in the PABs require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The PABs are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of June 30, 2024, we were in compliance with all debt covenants.

Lease Commitments

The table below sets forth certain information with respect to our future minimum lease payments required under leases as of June 30, 2024 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024 (remainder of year)	$2,525	$13
2025	5,342	24
2026	6,545	17
2027	7,075	2
2028	7,268	-
Thereafter	394,641	-
Total lease payments	423,396	56
Less imputed interest	(297,930)	(3)
Total	$125,466	$53

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2024 (in thousands):

	2024
	(remainder
	of year)	2025-2026	2027-2028	Thereafter	Total
Principal payments on bonds payable	$-	$-	$-	$166,340	$166,340
Interest payments on bonds payable	3,470	13,881	13,881	114,968	146,200
Contractual payments on other long-term indebtedness	1,203	7,981	95	-	9,279
Lease commitments	2,538	11,928	14,345	394,641	423,452

Total	$7,211	$33,790	$28,321	$675,949	$745,271

Funds to meet interest payments through the first half of 2025 on the Series 2021 PABs are held in reserve as restricted cash and restricted investments.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023
Cash and restricted cash at beginning of period	$72,266	$41,396
Net cash used in operating activities	(5,472)	(5,731)
Net cash provided by (used in) investing activities	54,535	(16,431)
Net cash provided by (used in) financing activities	975	(45)
Cash and restricted cash at end of period	$122,304	$19,189

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

 Net cash used in operating activities was approximately $5.5 million for the six months ended June 30, 2024, as compared to cash used in operating activities of approximately $5.7 million for the same period in 2023. The $0.2 million decrease in cash used in operating activities was primarily attributable to an approximately $2.1 million decrease in net loss, net of non-cash adjustments. The decrease in net loss, net of non-cash adjustments was primarily driven by an increase in rental revenue and the impact of increases in non-cash operating lease expense and equity-based compensation expense. The decrease was offset by an approximately $1.9 million unfavorable change in the Company's working capital position, which was primarily driven by the timing of vendor payments and tenant receipts.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of hangar campus development projects.

 Net cash provided by investing activities was approximately $54.4 million for the six months ended June 30, 2024, as compared to cash used in investing activities of approximately $16.4 million for the same period in 2023. The increase of approximately $70.8 million of cash provided by investing activities was driven primarily by increases of approximately $142.3 million and $18.0 million in proceeds received from the Company's available for sale and held-to-maturity investments, respectively, and approximately $53.0 million and $6.1 million of decreases in purchase of held-to-maturity investments and capital expenditures, respectively. The increase was offset by an increase of approximately $148.8 million of available for sale U.S. Treasury purchases for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash provided by financing activities was approximately $1.0 million for the six months ended June 30, 2024, as compared to net cash used in financing activities of nearly $0 for the same period in 2023. The approximately $1.0 million increase in net cash provided by financing activities was primarily driven by $2.9 million of proceeds received from the exercise of Warrants during the six months ended June 30, 2024, offset by increases of approximately $0.9 million and $0.9 million in payments associated with vested equity awards and loan principal payments, respectively.

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

In connection with the preparation of this Form 10-Q, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

ITEM 6.	EXHIBITS

(a)	See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

10.1 (#) (+)	Deed of Ground Lease by and between Metropolitan Washington Airports Authority, as Lessor, and IAD Hangars LLC.

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104 (#)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(#)	Filed herewith.
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

August 13, 2024

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

August 13, 2024

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

August 13, 2024