Form 10-Q
period 2024-09-30
Sky Harbour Group Corp
filed 2024-11-12
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, 29,391,337 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Cash	$3,540	$60,257
Restricted cash	70,627	12,009
Investments	19,464	11,866
Restricted investments	16,741	88,213
Accounts receivable, prepaid expenses and other assets	6,208	6,003
Cost of construction	120,443	64,212
Constructed assets, net	79,750	77,283
Right-of-use assets	127,813	70,527
Long-lived assets, net	12,227	11,829
Total assets	$456,813	$402,199

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$21,202	$16,740
Operating lease liabilities	129,981	69,437
Loans payable and finance lease liabilities	7,968	9,311
Bonds payable, net of debt issuance costs and premiums	162,572	162,420
Warrants liability	35,557	12,045
Total liabilities	357,280	269,953

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of September 30, 2024; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 25,326,328 and 24,165,523 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,046,356 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	93,610	88,198
Accumulated deficit	(51,094)	(19,361)
Accumulated other comprehensive income	41	312
Total Sky Harbour Group Corporation stockholders’ equity	42,563	69,155

Non-controlling interests	56,970	63,091
Total equity	99,533	132,246

Total liabilities and equity	$456,813	$402,199

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue:
Rental revenue	$4,097	$2,502	$10,119	$5,337
Total revenue	4,097	2,502	10,119	5,337

Expenses:
Operating	3,681	1,675	9,103	5,179
Depreciation	646	670	1,917	1,650
General and administrative	4,634	3,556	14,145	10,838
Total expenses	8,961	5,901	25,165	17,667

Operating loss	(4,864)	(3,399)	(15,046)	(12,330)

Other (income) expense:
Interest expense	177	234	558	316
Unrealized (gain) loss on warrants	15,961	(1,597)	23,930	-
Other income	(303)	(37)	(1,799)	(252)
Total other (income) expense	15,835	(1,400)	22,689	64

Net loss	(20,699)	(1,999)	(37,735)	(12,394)

Net loss attributable to non-controlling interests	(2,145)	(1,810)	(6,003)	(6,788)
Net loss attributable to Sky Harbour Group Corporation shareholders	$(18,554)	$(189)	$(31,732)	$(5,606)

Loss per share
Basic	$(0.74)	$(0.01)	$(1.29)	$(0.37)
Diluted	$(0.74)	$(0.01)	$(1.29)	$(0.37)
Weighted average shares
Basic	25,055	15,245	24,689	15,132
Diluted	25,055	15,245	24,689	15,132

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss	$(20,699)	$(1,999)	$(37,735)	$(12,394)
Unrealized gains on available-for-sale securities	26	204	503	521
Realized gains on available-for-sale securities reclassified to the consolidated statements of operations	(67)	(19)	(774)	(121)
Total comprehensive loss	$(20,740)	$(1,814)	$(38,006)	$(11,994)

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Accumulated Other	Total	Non-
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2023	24,165,523	$2	42,046,356	$4	$88,198	$(19,361)	$312	69,155	$63,091	$132,246
Share-based compensation	-	-	-	-	987	-	-	987	45	1,032
Vesting of restricted stock units	176,166	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(57,833)	-	-	-	(686)	-	-	(686)	-	(686)
Exercise of warrants	253,703	-	-	-	3,332	-	-	3,332	-	3,332
Payment of equity issuance costs	-	-	-	-	(43)	-	-	(43)	-	(43)
Other comprehensive income	-	-	-	-	-	-	378	378	-	378
Net loss	-	-	-	-	-	(18,940)	-	(18,940)	(2,259)	(21,199)
Balance at March 31, 2024	24,537,559	$2	42,046,356	$4	$91,788	$(38,301)	$690	$54,183	$60,877	$115,060
Share-based compensation	-	-	-	-	1,030	-	-	1,030	45	1,075
Vesting of restricted stock units	100,700	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(22,090)	-	-	-	(239)	-	-	(239)	-	(239)
Exercise of warrants	3,639	-	-	-	47	-	-	47	-	47
Issuance of stock through ATM Facility	7,407	-	-	-	90	-	-	90	-	90
Exchange of Sky Incentive Units	251,485	-	-	-	89	-	-	89	(89)	-
Other comprehensive loss	-	-	-	-	-	-	(623)	(623)	-	(623)
Net income (loss)	-	-	-	-	-	5,761	-	5,761	(1,598)	4,163
Balance at June 30, 2024	24,878,700	$2	42,046,356	$4	$92,805	$(32,540)	$67	$60,338	$59,235	$119,573
Share-based compensation	-	-	-	-	860	-	-	860	46	906
Vesting of restricted stock units	69,791	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(22,163)	-	-	-	(198)	-	-	(198)	-	(198)
Exchange of Sky Incentive Units	400,000	-	-	-	166	-	-	166	(166)	-
Payment of equity issuance costs	-	-	-	-	(23)	-	-	(23)	-	(23)
Other comprehensive income	-	-	-	-	-	-	(26)	(26)	-	(26)
Net loss	-	-	-	-	-	(18,554)	-	(18,554)	(2,145)	(20,699)
Balance at September 30, 2024	25,326,328	$2	42,046,356	$4	$93,610	$(51,094)	$41	$42,563	$56,970	$99,533

	Class A		Class B		Additional		Accumulated Other	Total	Non-	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Balance at December 31, 2022	14,962,831	$1	42,192,250	$4	$29,560	$(3,184)	$(102)	26,279	$72,096	$98,375
Share-based compensation	-	-	-	-	393	-	-	393	85	478
Exchange of Class B Common Stock	145,894	-	(145,894)	-	184	-	-	184	(184)	-
Other comprehensive income	-	-	-	-	-	-	177	177	-	177
Net loss	-	-	-	-	-	(6,196)	-	(6,196)	(2,565)	(8,761)
Balance at March 31, 2023	15,108,725	$1	42,046,356	$4	$30,137	$(9,380)	$75	$20,837	$69,432	$90,269
Share-based compensation	-	-	-	-	499	-	-	499	81	580
Vesting of restricted stock units	124,261	-	-	-	-	-	-	-	-	-
Exercise of warrants	225	-	-	-	3	-	-	3	-	3
Other comprehensive income	-	-	-	-	-	-	38	38	-	38
Net income (loss)	-	-	-	-	-	778	-	778	(2,412)	(1,634)
Balance at June 30, 2023	15,233,211	$1	42,046,356	$4	$30,639	$(8,602)	$113	$22,155	$67,101	$89,256
Share-based compensation	-	-	-	-	500	-	-	500	72	572
Vesting of restricted stock units	19,363	-	-	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	185	185	-	185
Net loss	-	-	-	-	-	(189)	-	(189)	(1,810)	(1,999)
Balance at September 30, 2023	15,252,574	$1	42,046,356	$4	$31,139	$(8,791)	$298	$22,651	$65,363	$88,014

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(37,735)	$(12,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,917	1,650
Straight-line rent adjustments, net	(42)	(188)
Equity-based compensation	3,013	1,630
Non-cash operating lease expense	3,275	1,409
Realized gain on available for sale investments	(139)	-
Gain on disposition of assets	(5)	-
Unrealized loss on warrants	23,930	-
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	270	674
Right-of-use asset initial direct costs	(17)	(26)
Accounts payable, accrued expenses and other liabilities	(1,102)	982
Net cash used in operating activities	(6,635)	(6,263)

Cash flows from investing activities:
Purchases of long-lived assets	(1,327)	(597)
Payments for cost of construction	(54,050)	(40,043)
Proceeds from disposition of long-lived assets	10	-
Investment in notes receivable, net	-	(2,040)
Net cash provided by acquisition of business	-	1,793
Purchases of available for sale investments	(206,883)	(5,427)
Purchases of held-to-maturity investments	-	(103,994)
Proceeds from available for sale investments	199,153	14,011
Proceeds from held-to-maturity investments	71,464	138,434
Net cash provided by investing activities	8,367	2,137

Cash flows from financing activities:
Proceeds from exercise of warrants	2,960	3
Proceeds from ATM Facility	90	-
Principal payments for loans payable and finance leases	(1,343)	(513)
Payments for equity issuance costs	(415)	-
Payments of employee taxes related to vested equity awards	(1,123)	-
Net cash provided by (used in) financing activities	169	(510)

Net increase (decrease) in cash and restricted cash	1,901	(4,636)

Cash and restricted cash, beginning of year	72,266	41,396

Cash and restricted cash, end of period	$74,167	$36,760

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of September 30, 2024, SHG owned approximately 37.6% of the Sky Common Units and the prior holders of Sky Common Units (the “LLC Interests”) owned approximately 62.4% of the Sky Common Units and control the Company through their ownership of the Company's Class B Common Stock, $0.0001 par value (“Class B Common Stock”).

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

Variable lease payments consist of tenant reimbursements for common area maintenance, utilities, and operating expenses of the property, and various other fees, including fees associated with the delivery of aircraft fuel, late fees, and lease termination fees. Variable lease payments are charged based on the terms and conditions included in the respective tenant leases and are recognized in the same period as the expenses are incurred. For the three and nine months ended September 30, 2024, rental revenue includes $817 and $1,870 of variable lease payments, respectively. For the three and nine months ended September 30, 2023, rental revenue includes $920 and $1,224 of variable lease payments, respectively.

As of September 30, 2024 and December 31, 2023, the deferred rent receivable included in prepaid expenses and other assets was $501 and $367, respectively. Rent received in advance represents tenant payments received prior to the contractual due date, and is included in accounts payable, accrued expenses, and other liabilities. Rent received in advance consisted of $297 and $241 as of September 30, 2024 and December 31, 2023, respectively.

For the three and nine months ended September 30, 2024 the Company did not derive 10% of its revenue from any single tenant. For the three and nine months ended September 30, 2023 the Company derived approximately 46% and 38% of its revenue from two tenants, respectively.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three and nine months ended September 30, 2024 and 2023. The effective income tax rate for the three and nine months ended September 30, 2024 and 2023 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized due to the cumulative losses sustained by the Company to date.

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

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 9 — Bonds payable, loans payable, and interest, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets. Unrealized losses on certain of the Company's investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the three and nine months ended September 30, 2024. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. As of September 30, 2024, the Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets.

The following tables set forth summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$19,423	$41	$-	$19,464
Total investments	$19,423	$41	$-	$19,464

Restricted investments, held-to-maturity:
U.S. Treasuries	16,741	63	(294)	16,510
Total restricted investments	$16,741	$63	$(294)	$16,510

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$11,554	$312	$-	$11,866
Total investments	$11,554	$312	$-	$11,866

Restricted investments, held-to-maturity:
U.S. Treasuries	88,213	105	(694)	87,624
Total restricted investments	$88,213	$105	$(694)	$87,624

The following table sets forth the maturity profile of the Company's investments and restricted investments as of September 30, 2024:

	Investments	Restricted Investments
Due within one year	$19,464	$5,279
Due one year through five years	-	11,462
Total	$19,464	$16,741

5.	Cost of Construction and Constructed Assets

The Company’s portfolio as of September 30, 2024 includes the following completed and in-development projects:

●	Addison Airport (“ADS”), Addison, TX (Dallas area);
●	Bradley International Airport (“BDL”), Windsor Locks, CT (Hartford area);
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Chicago Executive Airport (“PWK”), Wheeling, IL (Chicago area);
●	Hudson Valley Regional Airport (“POU”), Wappingers Falls, NY (New York area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa Locka, FL (Miami area);
●	Nashville International Airport (“BNA”), Nashville, TN;
●	Orlando Executive Airport (“ORL”), Orlando, FL;
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ;
●	Salt Lake City International Airport (“SLC”), Salt Lake City, UT;
●	San José Mineta International Airport (“SJC”), San Jose, CA;
●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area); and
●	Washington Dulles International Airport (“IAD”), Dulles, VA (Washington, DC area).

Constructed assets, net, and cost of construction, consists of the following:

	September 30, 2024	December 31, 2023
Constructed assets, net of accumulated depreciation:
Buildings: BNA, OPF Phase I, SGR, and SJC Renovation	$84,053	$80,232
Accumulated depreciation	(4,303)	(2,949)
	$79,750	$77,283
Cost of construction:
ADS Phase I, ADS Phase II, APA Phase I, BDL Phase I, DVT Phase I, OPF Phase II, ORL Phase I, and PWK Phase I	$120,443	$64,212

Depreciation expense for the three months ended September 30, 2024 and 2023 totaled $456 and $449, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 totaled $1,354 and $1,289, respectively.

6.	Long-lived Assets

Long-lived assets, net, consists of the following:

	September 30, 2024	December 31, 2023
Ground support equipment	$1,421	$1,051
Machinery and equipment	3,939	3,783
Buildings	5,433	5,380
Land	1,620	1,620
Other equipment and fixtures	814	596
Purchase deposits and construction in progress	902	362
	14,129	12,792
Accumulated depreciation	(1,902)	(963)
	$12,227	$11,829

Depreciation expense for the three months ended September 30, 2024 and 2023 totaled $189 and $221, respectively. Depreciation for the nine months ended September 30, 2024 and 2023 totaled $562 and $361, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled $112 and $59 for the three months ended September 30, 2024 and 2023, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled $378 and $178 for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and December 31, 2023, long-lived assets included approximately $898 and $362, respectively, of purchase deposits towards long-lived assets which are not being depreciated as the assets have not been placed into service.

7.	Supplemental Balance Sheet and Cash Flow Information

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	September 30, 2024	December 31, 2023
Costs of construction	$13,652	$7,022
Employee compensation and benefits	1,892	2,438
Interest	1,739	3,474
Professional fees	1,107	1,154
Tenant security deposits	995	614
Other	1,817	2,038
	$21,202	$16,740

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Nine months ended
	September 30, 2024	September 30, 2023
Accrued costs of construction, including capitalized interest	$13,021	$8,593
Accrued costs of long-lived assets	17	47
Debt issuance costs and premium amortized to cost of construction	152	158

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Nine months ended
	September 30, 2024	September 30, 2023
Right-of-use assets obtained in exchange for operating lease liabilities	$59,192	$1,368
Net increase (decrease) in right-of-use assets and operating lease liabilities due to lease remeasurement	$70	$(206)

The following table summarizes interest paid:

	Nine months ended
	September 30, 2024	September 30, 2023
Interest paid	$7,496	$7,256

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Nine months ended
	September 30, 2024	September 30, 2023
Cash, beginning of year	$60,257	$2,174
Restricted cash, beginning of year	12,009	39,222
Cash and restricted cash, beginning of year	$72,266	$41,396

Cash, end of period	$3,540	$2,471
Restricted cash, end of period	70,627	34,289
Cash and restricted cash, end of period	$74,167	$36,760

8.	Leases

Lessee

The table below sets forth a summary of operating lease expense for the three and nine months ended September 30, 2024 and 2023 recorded in the captions within our consolidated statement of operations:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating expenses	$2,541	$972	$6,135	$2,875
General and administrative expenses	28	24	83	72
Total operating lease expense	$2,569	$996	$6,218	$2,947

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

The Company’s lease population does not include any residual value guarantees. The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for the three and nine months ended September 30, 2024 and 2023. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 15 — Commitments and Contingencies.

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

In August 2024, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “SLC Lease”) at Salt Lake City International Airport (“SLC”) with the Salt Lake City Corporation. The SLC Lease covers approximately 8.4 acres of property at SLC. The initial term of the SLC Lease will be 30 years from the earlier of certificate of occupancy or 24 months from the expiration of the diligence period, as defined in the SLC Lease, with lease payments commencing contemporaneously with the term. The SLC Lease contains two options exercisable by the Company to extend the SLC Lease for an additional 20 years following the expiration of the initial term.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Nine months ended
	September 30,	September 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,883	$1,504
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	21	11

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term (in years)	September 30, 2024	December 31, 2023
Operating leases
Ground leases - Unimproved at commencement	54.6	55.8
Ground leases - Existing improvements	26.7	46.1
Equipment leases	3.8	4.0
Office leases	1.3	1.4
All operating leases	43.9	53.4
Finance leases	2.1	2.7

Weighted Average Discount Rate
Operating leases
Ground leases - Unimproved at commencement	5.41%	5.22%
Ground leases - Existing improvements	4.92%	4.00%
Equipment leases	5.28%	5.45%
Office leases	4.82%	2.46%
All operating leases	5.31%	5.08%
Finance leases	4.98%	5.00%

The Company’s future minimum lease payments required under leases as of  September 30, 2024 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2024 (remainder of year)	$1,304	$6
2025	5,342	24
2026	6,545	17
2027	7,225	2
2028	7,449	-
Thereafter	416,487	-
Total lease payments	444,352	49
Less imputed interest	(314,371)	(2)
Total	$129,981	$47

Lessor

The Company leases the hangar facilities that it constructs or rents from municipal landlords to third-party tenants. These leases have been classified as operating leases. The Company does not have any leases classified as sales-type or direct financing leases. Lease agreements with tenants are either on a month-to-month basis or have a defined term with an option to extend the term. The defined term leases vary in length from one to ten years with options to renew for additional term(s) given to the lessee. There are no options given to the lessee to purchase the underlying assets.

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

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  September 30, 2024:

Year Ending December 31,	Operating Leases
2024 (remainder of year)	$3,259
2025	11,618
2026	10,014
2027	7,164
2028	4,913
Thereafter	2,953
Total	$39,921

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

As of September 30, 2024 and December 31, 2023, the fair value of the Company’s Series 2021-1 Bonds was approximately $141.5 million and $116.5 million, respectively. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets.

The following table summarizes the Company’s Bonds payable as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(4,753)
Accumulated amortization of debt issuance costs and accretion of bond premium	736	584
Total Bonds payable, net	$162,572	$162,420

Loans Payable and Finance Leases

The following table summarizes the Company's loans payable and finance lease liabilities as of September 30, 2024 and December 31, 2023:

		September 30, 2024		December 31, 2023
	Maturity Dates	Weighted-Average Interest Rates	Balance	Weighted-Average Interest Rates	Balance
Vista Loan	December 2025	8.60%	$7,610	8.53%	$8,768
Equipment loans	August 2026 - September 2028	8.01%	311	8.09%	475
Finance leases	September 2024 - July 2027	4.98%	47	5.00%	67
Total Loans payable and finance leases		8.55%	$7,968	8.47%	$9,310

Interest

The following table sets forth the details of interest expense:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest	$1,912	$1,969	$5,763	$5,522
Accretion of bond premium and amortization of debt issuance costs	50	52	152	158
Total interest incurred	1,962	2,021	5,915	5,680
Less: capitalized interest	(1,785)	(1,787)	(5,357)	(5,364)
Interest expense	$177	$234	$558	$316

10.	Warrants

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

During the nine months ended September 30, 2024, 257,342 Warrants were exercised, resulting in approximately $3.0 million of proceeds. There were no warrants exercised during the three months ended September 30, 2024. As of  September 30, 2024, 15,803,001 Warrants remain outstanding.

The closing price of the Warrants was $2.25 and $0.75 per warrant on  September 30, 2024 and  December 31, 2023, respectively. The aggregate fair value of the outstanding Warrants was approximately $35.6 million and $12.0 million as of  September 30, 2024 and  December 31, 2023, respectively. During the three months ended September 30, 2024, the Company recorded an unrealized loss associated with the change in fair value of the Warrants of approximately $16.0 million. During the three months ended September 30, 2023, the Company recorded an unrealized gain of approximately $1.6 million. During the nine months ended September 30, 2024 and 2023, the Company recorded unrealized losses associated with the change in fair value of the Warrants of approximately $23.9 million and $0, respectively.

11.	Equity

Common Equity

As of September 30, 2024, there were 25,326,328 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

At-the-Market Facility

On March 27, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which the Company  may, from time to time, at its sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, the Company may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose. The Company will pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions. During the three months ended September 30, 2024, the Company sold no shares of Class A Common Stock under the ATM Facility. During the nine months ended September 30, 2024, the Company sold 7,407 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $12.42.

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

Private Placement and Securities Purchase Agreement

On September 16, 2024, the Company entered into a Securities Purchase Agreement (the “2024 Private Placement Purchase Agreement”) with certain investors (collectively, the “Initial Investors”), pursuant to which the Company agreed to sell and issue to the Initial Investors at an initial closing an aggregate of 3,352,106 shares (the “Initial PIPE Shares”) of the Company’s Class A Common Stock for an aggregate purchase price of approximately $31.8 million (the “Initial Closing”), and agreed to sell and issue to the Initial Investors at a second closing, at the option of the Initial Investors, up to an aggregate of number of shares equal to the number of each such Initial Investor's Initial PIPE Shares purchased in the Initial Closing (the “Second Closing PIPE Shares”) at the same purchase price of $9.50 per share (the “Second Closing” and, together with the Initial Closing, the “PIPE Financing”).

The 2024 Private Placement Purchase Agreement provided that, at any time prior to the Initial Closing, and at the sole discretion of the Company, additional investors (“Additional Investors” and, together with the Initial Investors, the “Investors” ) could execute a joinder to the 2024 Private Placement Purchase Agreement pursuant to which they would agree to purchase additional shares of Class A Common Stock (the “Additional PIPE Shares”) in the Initial Closing, along with the option to purchase Second Closing PIPE Shares.

The 2024 Private Placement Purchase Agreement includes certain covenants, including a limitation on the Company’s use of the net proceeds from the PIPE Financing and a restriction on the Company’s issuance of additional shares of Class A Common Stock for a period of 90 days following the Initial Closing Date, as defined in Note 17 — Subsequent Events, subject to certain exceptions.

The Initial Closing occurred on October 25, 2024. See Note 17 — Subsequent Events.

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of September 30, 2024 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares on the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of September 30, 2024, the LLC interests owned approximately 62.4% of the Sky Common Units outstanding.

The former majority shareholder's ownership in Overflow is presented as a non-controlling interest within the Equity section of the consolidated balance sheet. As of September 30, 2024, the former majority shareholder owned approximately 49% of the partnership interests in Overflow.

12.	Equity Compensation

Restricted Stock Units (“RSUs”)

In February 2024, the Company granted time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan. 430,002 of time-based awards were granted at a grant date fair value of $12.33, which will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on February 15, 2028.

During the three and nine months ended September 30, 2024, the Company recognized stock compensation expense of approximately $0.8 million and $2.7 million, respectively, associated with all RSU awards, which is recorded within General and Administrative Expenses within the statement of operations. During the three and nine months ended September 30, 2023, the Company recognized stock compensation expense of $0.5 million and $1.4 million, respectively. As of September 30 2024, there are approximately 958,707 unvested RSUs outstanding with a weighted average grant date fair value of $9.76. The unrecognized compensation costs associated with all unvested RSUs at September 30, 2024 was approximately $7.6 million that is expected to be recognized over a weighted-average future period of 2.7 years.

Non-qualified Stock Options (“NSOs”)

In February 2024, the Company granted to certain employees options to purchase 438,781 shares of Class A Common Stock at an exercise price of $11.63 under the Company's 2022 Incentive Award Plan. The NSOs vest ratably over a four-year period beginning on the sixth anniversary of the grant date and have a term of 10 years. The options were valued at $7.32 using a Black -Scholes pricing model. During the three and nine months ended September 30, 2024, the Company recognized stock compensation expense of approximately $0.1 million and $0.2 million, respectively, associated with all NSO awards. The unrecognized compensation costs associated with all unvested NSOs at September 30, 2024 was approximately $3.0 million that is expected to be recognized over a weighted-average future period of 8.4 years.

Sky Incentive Units

The Company recognized equity-based compensation expense relating to awarded equity units of Sky (the “Sky Incentive Units”) of $45 and $136 for the three and nine months ended September 30, 2024, respectively, and $72 and $238 for the three and nine months ended September 30, 2023, respectively. Expense associated with the Sky Incentive Units is recorded within General and Administrative Expenses within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. As of September 30, 2024, there was $0.1 million of total unrecognized compensation expense that is expected to be recognized over a weighted-average future period of 0.7 years.

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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net loss	$(20,699)	$(1,999)	$(37,735)	$(12,394)
Less: Net loss attributable to non-controlling interests	(2,145)	(1,810)	(6,003)	(6,788)
Basic and diluted net loss attributable to Sky Harbour Group Corporation shareholders	(18,554)	(189)	(31,732)	(5,606)

Denominator:
Basic and diluted weighted average shares of Class A Common Stock outstanding	25,055	15,245	24,689	15,132

Loss per share of Class A Common Stock – Basic and diluted	$(0.74)	$(0.01)	$(1.29)	$(0.37)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net loss per common share due to the Company's net loss position were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Shares subject to unvested restricted stock units	959	957	959	957
Shares issuable upon the exercise of unvested stock options	439	-	439	-
Shares issuable upon the exercise of Warrants	15,803	14,519	15,803	14,519
Shares issuable upon the exchange of Class B Common Stock	42,046	42,046	42,046	42,046
Shares issuable upon the exercise and exchange of Sky Incentive Units	2,156	2,808	2,156	2,808

14.	Accumulated Other Comprehensive Income

The following table summarizes the components of Accumulated other comprehensive income:

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2023	$312	$312
Other comprehensive income before reclassifications	503	503
Amounts reclassified to other (income) expense	(774)	(774)
Balance as of September 30, 2024	$41	$41

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2022	$(102)	$(102)
Other comprehensive income before reclassifications	521	521
Amounts reclassified to other (income) expense	(121)	(121)
Balance as of September 30, 2023	$298	$298

15.	Commitments and Contingencies

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

The SLC Lease requires that the Company make minimum capital improvements of $40 million.

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

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged per flight hour of use along with all direct operating costs. Additionally, the Company is responsible for reimbursing its pro rata share of maintenance, overhead and insurance costs of the aircraft.

On September 19, 2024, the Company entered into an additional non-exclusive agreement with Echo Echo, LLC for the use of an Epic E1000GX aircraft. The effective date of the agreement was August 30, 2024 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 30 days written notice, or if the aircraft is sold or otherwise disposed of. Additionally, the Company is responsible for reimbursing its pro rata share of the direct operating costs of the aircraft, exclusive of maintenance and insurance.

For the three and nine months ended September 30, 2024, the Company recognized $108 and $195 of expense, respectively, within General and administrative expense under the terms of these agreements. For the three and nine months ended September 30, 2023, the Company recognized $41 and $157 of expense, respectively, associated with these agreements. The related liability is included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of September 30, 2024.

For the three and nine months ended September 30, 2024, the Company recognized $0 of expense for consulting services, to a company that employed the chief financial officer until prior to July 1, 2021. The Company recognized $3 and $98 of expense during the three and nine months ended September 30, 2023, respectively, to the same company.

17.	Subsequent Events

Private Placement and Securities Purchase Agreement

On October 25, 2024, the Additional Investors each executed a joinder to the 2024 Private Placement Purchase Agreement, pursuant to which the Additional Investors agreed to purchase, and the Company agreed to sell, an aggregate of 603,684 Additional PIPE Shares (together with the Initial PIPE Shares, the “First Closing PIPE Shares”) for an aggregate purchase price of $5.7 million. The Initial Closing of the PIPE Financing occurred on October 25, 2024, and 3,955,790 First Closing PIPE Shares were issued to the Investors for an aggregate purchase price of $37.6 million, on October 25, 2024 (the “Initial Closing Date”).

The Investors have the option to purchase up to an aggregate of 3,955,790 Second Closing PIPE Shares for an aggregate purchase price of up to $37.6 million at the Second Closing. Each Investor has the option to purchase in the Second Closing up to a number of Second Closing PIPE Shares equal to the number of such Initial Investor’s Initial PIPE Shares purchased in the Initial Closing, at the same purchase price of $9.50 per share. The amount of Second Closing PIPE Shares, if any, to be issued at the Second Closing will be determined by each Investor in its sole discretion pursuant to each of their allocations, and the Second Closing will occur, if at all, at the sole discretion of the Investors, on or before December 20, 2024 (the “Second Closing Date”), subject to customary closing conditions. To the extent any Investor does not elect to purchase its full allocation of Second Closing PIPE Shares, such Second Closing PIPE Shares (the “Shortfall Shares” and, together with the First Closing PIPE Shares and the Second Closing PIPE Shares, the “PIPE Shares”) may be purchased by other Investors who have elected to purchase their full allocation of Second Closing PIPE Shares (the “Full Option Investors”). Any Shortfall Shares will be divided among the Full Option Investors on a pro rata basis based on the Initial PIPE Shares to be purchased by such Full Option Investors in the Initial Closing. To the extent any Full Option Investor does not elect to purchase its full allocation of Shortfall Shares, such Shortfall Shares may be purchased by Altai Capital Management, L.P. or its affiliates, as it may designate in its sole discretion.

On the Initial Closing Date, the Investors entered into a customary lock-up agreement that restricts sales of shares of Class A Common Stock by the Investors for a period of six months beginning on the Initial Closing Date, subject to certain exceptions.

Pursuant to the terms of the 2024 Private Placement Purchase Agreement, on the Initial Closing Date, the Company entered into a Registration Rights Agreement (the “2024 PIPE Registration Rights Agreement”) with the Investors. Pursuant to the 2024 PIPE Registration Rights Agreement, the Investors are entitled to certain customary registration rights, and the Company is required to prepare and file a resale registration statement with the SEC to register the resale of the PIPE Shares and to use its best efforts to cause such registration statement to be declared effective by the SEC by the earlier of (i) the later of (x) the 180th calendar day following the Initial Closing Date, or on the next succeeding business day if such date falls on a day that is not a business day and (y) the 15th calendar day following the Second Closing Date, if any, or on the next succeeding business day if such date falls on a day that is not a business day, and (ii) the 5th business day after the date the Company is notified (orally or in writing whichever is earlier) by the SEC that such registration statement will not be “reviewed” or will not be subject to further review; provided, however, that the Company shall have 10 additional business days if required to update for a quarterly filing.

POU Ground Lease Extension

On November 7, 2024, the Company, through a wholly-owned subsidiary of the Company, executed an amendment to its ground lease agreement at Hudson Valley Regional Airport (“POU”) with the County of Duchess, New York (the “Amended POU Lease”). The Amended POU Lease extended the term of such ground lease from 15 year to 40 years from the completion of construction, with lease payments commencing upon the earlier of completion of construction or December 2025. The Amended POU Lease contains an option exercisable by the Company to extend the Amended POU Lease an additional 10 years following the expiration of the initial term.

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

The table below presents certain information with respect to our portfolio as of September 30, 2024.

●	Addison Airport (“ADS”), Addison, TX (Dallas area);
●	Bradley International Airport (“BDL”), Windsor Locks, CT (Hartford area);
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Chicago Executive Airport (“PWK”), Wheeling, IL (Chicago area);
●	Hudson Valley Regional Airport (“POU”), Wappingers Falls, NY (New York area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa Locka, FL (Miami area);
●	Nashville International Airport (“BNA”), Nashville, TN;
●	Orlando Executive Airport (“ORL”), Orlando, FL;
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ;
●	Salt Lake City International Airport (“SLC”), Salt Lake City, UT;
●	San José Mineta International Airport (“SJC”), San Jose, CA;
●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area); and
●	Washington Dulles International Airport (“IAD”), Dulles, VA (Washington, DC area).

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at September 30, 2024
SGR	December 2020	7	66,080	16.3%	100.0%
BNA	November 2022	10	149,069	36.7%	91.6%
OPF Phase I	February 2023	12	160,092	39.5%	100.0%
SJC	Existing facility	1	41,464	7.5%	100.0%
Total/Weighted Average		30	416,705	100.0%	97.0%

PROPERTIES IN DEVELOPMENT

		Projected	Projected	Estimated Total
		Construction	Completion	Project Cost		Rentable
Facility	Status	Start (1)	Date (1)	($mm) (1)	Hangars (1)	Square Footage (1)
ADS Phase I	In Construction	Q4 2023	Q1 2025	32.9 - 37.0	6	137,835
ADS Phase II	Predevelopment	Q1 2025	Q4 2025	31.8 - 35.8	4	116,420
APA Phase I	In Construction	Q4 2022	Q1 2025	44.8 - 50.8	9	130,550
APA Phase II	Predevelopment	Q4 2025	Q2 2026	34.3 - 38.3	3	107,135
BDL Phase I	Predevelopment	Q2 2025	Q2 2026	33.2 - 37.2	3	125,400
DVT Phase I	In Construction	Q4 2022	Q1 2025	48.3 - 53.6	8	134,270
DVT Phase II	Predevelopment	Q3 2025	Q3 2026	34.6 - 38.6	6	123,646
IAD Phase I	Predevelopment	Q3 2025	Q3 2026	55.0 - 60.0	4	174,070
OPF Phase II	In Development	Q1 2025	Q2 2026	35.8 - 39.8	3	155,100
ORL Phase I	Predevelopment	Q3 2025	Q4 2026	31.9 - 35.9	3	155,100
POU Phase I	Predevelopment	Q2 2025	Q2 2026	28.2 - 32.2	2	103,400
POU Phase II (2)	Predevelopment	TBD	TBD	TBD	TBD	TBD
PWK Phase I	Predevelopment	Q4 2025	Q3 2026	69.1 - 73.1	4	206,800
SJC Phase II	Predevelopment	Q2 2026	Q2 2027	21.0 - 24.0	1	28,235
SLC	Predevelopment	Q3 2025	Q3 2026	60.1 - 70.5	4	206,800
Total				$561.0 - 626.8	60	1,904,761

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

In September 2024, we entered into the 2024 Private Placement Purchase Agreement with the Initial Investors, pursuant to which, among other things, we agreed to sell and issue to the Initial Investors at an initial closing an aggregate of 3,352,106 Initial PIPE Shares for an aggregate purchase price of approximately $31.8 million. In October 2024, the Additional Investors each executed a joinder to the 2024 Private Placement Purchase Agreement, pursuant to which the Additional Investors agreed to purchase, and the Company agreed to sell, an aggregate of 603,684 additional shares of Class A Common Stock at the Initial Closing for an aggregate purchase price of approximately $5.7 million.  The Initial Closing of the 2024 Private Placement Purchase Agreement occurred in October 2024, and we sold 3,955,790 First Closing PIPE Shares to the Investors at an aggregate purchase price of approximately $37.6 million.

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

Ground Lease Expense

One of our largest expenses is the lease payments under our ground leases. For the nine months ended September 30, 2024 and 2023, our operating lease expense for ground leases was $6.0 million and $2.8 million, respectively. We elect to expense rather than capitalize ground lease expense incurred at hangar campus sites under development and will incur expense under U.S. GAAP regardless of whether our ground leases defer cash rent payments until completion of construction. As we enter into new ground leases at new airport sites, our ground lease expense and associated cash payments to airport landlords will ultimately continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively.

Interest Expense

Economic conditions and actions by policymaking bodies contributed to rising interest rates, which, along with increases in our borrowing levels, could increase our future borrowing costs. While benchmark interest rates have been reduced and additional reductions are expected in the coming quarters, we do not yet know the level of such reductions and the ultimate impact on our borrowing costs. We expect to issue additional debt to finance future site developments and elevated interest rates would impact our overall economic performance. In addition, we are subject to credit spreads demanded by fixed income investors. As a non-rated issuer, increases in general of credit spreads in the market, or for us, may result in a higher cost of borrowing in the future. We intend to access the bond market on an opportunistic basis. In addition, we may hedge against rising benchmark interest rates by entering into hedging strategies with high quality counterparties.

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

We previously raised equity capital, along with potential future debt and further equity issuances, including the 2024 Private Placement Purchase Agreement and 2023 Private Placement Purchase Agreement entered into on September 16, 2024 and November 1, 2023, respectively, see Liquidity and Capital Resources — Private Placement and Securities Purchase Agreement below, to begin to fund additional airport campuses and reach up to 20 airport campuses over the next several years. We also have the ability to access the capital markets through our ATM Facility and through our effective shelf registration statement on Form S-3. On average, each future campus is anticipated to be composed of 200,000 rentable square feet and is expected to cost approximately $55 million per campus, with 65% or more to be funded with additional private activity bonds or other indebtedness. All future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

The cumulative 20 airport site business plan is estimated to cost approximately $1.2 billion, with approximately 65% to 75% anticipated from private activity bonds and the balance with equity or equity-linked financing. Our ability to raise additional equity and/or debt financing will be subject to a number of risks, including our ability to obtain financing upon reasonable terms, if at all, costs of construction, delays in constructing new facilities, operating results, and other risk factors. In the event that we are unable to obtain additional financing, we may be required to raise additional equity capital, creating additional dilution to existing stockholders. There can be no assurance that we would be successful in raising such additional equity capital on favorable terms, if at all.  Even if we can obtain such additional equity financing if needed, there can be no assurance that we would be successful in raising such additional financing on favorable terms, if at all.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Three months ended
	September 30, 2024	September 30, 2023	Change
Revenue:
Rental revenue	$4,097	$2,502	$1,595
Total revenue	4,097	2,502	1,595

Expenses:
Operating	3,681	1,675	2,006
Depreciation	646	670	(24)
General and administrative	4,634	3,556	1,078
Total expenses	8,961	5,901	3,060

Operating loss	(4,864)	(3,399)	(1,465)

Other (income) expense:
Interest expense	177	234	(57)
Unrealized gain on warrants	15,961	(1,597)	17,558
Other income	(303)	(37)	(266)
Total other (income) expense	15,835	(1,400)	17,235

Net loss	$(20,699)	$(1,999)	$(18,700)

Revenues

Revenues for the three months ended September 30, 2024 were approximately $4.1 million, compared to approximately $2.5 million for the three months ended September 30, 2023. The $1.6 million, or 64%, increase was primarily the result of the commencement of operations at SJC during the three months ended June 30, 2024 and the impact of increased occupancy at our BNA and OPF hangar campuses, offset by approximately $0.4 million of net non-recurring adjustments to revenue recognized during the three months ended September 30, 2023, primarily associated with a negotiated lease termination fee from a former tenant of two hangars at OPF. Revenue associated with our delivery of aircraft fuel increased approximately $0.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Operating Expenses

Operating expenses increased approximately $2.0 million, or 120%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase in operating expense is primarily reflective of increased ground lease expense, which increased approximately $1.6 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase in ground lease expense was driven primarily by a full quarter of expense associated with the ground and hangar lease signed at SJC during the three months ended March 31, 2024. The increase in ground lease expense was also driven by the ground leases signed at PWK, BDL, and POU during the three months ended December 31, 2023, ORL during the three months ended March 31, 2024, IAD during the three months ended June 30, 2024, and SLC during the three months ended September 30, 2024. Salaries, wages, and benefits associated with our campus personnel increased by approximately $0.2 million, primarily driven by a headcount increase associated with the commencement of operations at our SJC hangar campus. Other operating expenses increased by approximately $0.2 million, primarily driven by increased utility, insurance, and other start-up expenses associated with the commencement of operations at our SJC hangar campus.

Depreciation Expense

Depreciation expense remained materially consistent for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

General and Administrative Expenses

For the three months ended September 30, 2024, and 2023, general and administrative expenses were approximately $4.6 million and $3.6 million, respectively. The approximately $1.0 million, or 30%, increase was primarily due to an approximately $0.7 million increase in salaries, wages, and other benefits, driven by an increase in corporate headcount and expense recognized associated with our equity compensation programs. Headcount and compensation expenses increased approximately $0.4 million and non-cash equity compensation expense increased approximately $0.3 million. Marketing and other pursuit costs increased by approximately $0.2 million, reflecting our growth strategy in securing airport site acquisitions and potential tenants.

Other (Income) Expense

Other expense increased from approximately $1.4 million of income for the three months ended September 30, 2023, to approximately $15.8 million of expense for the three months ended September 30, 2024. This increase was primarily due to an approximately $17.6 million difference in the mark-to-market adjustment of the outstanding warrants at September 30, 2024 as compared to September 30, 2023. The increase was also partially offset by an approximately $0.3 million increase in other income, primarily due to interest earned on our investments in U.S. Treasuries classified as available for sale.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Nine months ended
	September 30, 2024	September 30, 2023	Change
Revenue:
Rental revenue	$10,119	$5,337	$4,782
Total revenue	10,119	5,337	4,782

Expenses:
Operating	9,103	5,179	3,924
Depreciation	1,917	1,650	267
General and administrative	14,145	10,838	3,307
Total expenses	25,165	17,667	7,498

Operating loss	(15,046)	(12,330)	(2,716)

Other (income) expense:
Interest expense	558	316	242
Unrealized loss on warrants	23,930	-	23,930
Other income	(1,799)	(252)	(1,547)
Total other (income) expense	22,689	64	22,625

Net loss	$(37,735)	$(12,394)	$(25,341)

Revenues

Revenues for the nine months ended September 30, 2024 were approximately $10.1 million, compared to approximately $5.3 million for the nine months ended September 30, 2023. The $4.8 million, or 90%, increase was primarily the result of the commencement of operations at our SJC hangar campus and the cumulative impact of certain additional tenant leases in place at our BNA and OPF hangar campuses as compared to the nine months ended September 30, 2023. The commencement of operations at our SJC hangar campus together with the increase in occupancy at our OPF and BNA hangar campuses for the nine months ended September 30, 2024 as compared to September 30, 2023 resulted in increased rental revenues of approximately $3.8 million. Revenue associated with our delivery of aircraft fuel increased approximately $1.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Operating Expenses

Operating expenses increased approximately $3.9 million, or 76%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase in operating expense is primarily reflective of increased ground lease expense, which increased by approximately $3.3 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase in ground lease expense was driven primarily by two full quarters of operating lease expense associated with the ground and hangar lease signed at SJC during the three months ended March 31, 2024. The increase in ground lease expense was also driven by new ground leases signed at PWK, BDL, and POU during the three months ended December 31, 2023 and at ORL, IAD, and SLC during the nine months ended September 30, 2024.  Salaries, wages, and benefits associated with our campus personnel increased by approximately $0.4 million, primarily driven by a headcount increase associated with the commencement of operations at our SJC hangar campus in April 2024.

Depreciation Expense

Depreciation increased approximately $0.3 million, or 16%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase reflects a full nine months of depreciation associated with our OPF hangar campus, which opened during the nine months ended September 30, 2023. The increase was also partially driven by the placement of additional ground support equipment into service throughout 2023 and 2024 and a full nine months of depreciation related to Rapidbuilt, which was acquired during the nine months ended September 30, 2023.

General and Administrative Expenses

For the nine months ended September 30, 2024, and 2023, general and administrative expenses were approximately $14.1 million and $10.8 million, respectively. The approximately $3.3 million, or 30%, increase was primarily due to an approximately $3.0 million increase in salaries, wages, and other benefits, driven by an increase in corporate headcount and expense recognized associated with our equity compensation programs. Headcount and compensation expenses increased approximately $1.6 million, and non-cash equity compensation expense increased approximately $1.4 million.

Other (Income) Expense

Other expense increased from approximately $0.1 million to approximately $22.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase was primarily due to an approximately $23.9 million difference in the mark-to-market adjustment of the outstanding warrants at September 30, 2024 as compared to September 30, 2023. The increase was also partially offset by an approximately $1.5 million increase in other income, primarily due to interest earned on our investments in U.S. Treasuries classified as available for sale.

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

We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional private activity bonds and other debt and the issuance of additional equity securities. We also have the ability to utilize our $100 million ATM Facility or otherwise utilize our shelf registration statement on Form S-3 to access the capital markets. However, as we have recently become a publicly-traded company, we cannot assure you that we will have access to these sources of capital or that, even if such sources of capital are available, that these sources of capital will be available on favorable terms. Our ability to incur additional debt will depend on multiple factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that are or may be imposed by future lenders. Our ability to access the equity and debt capital markets will depend on multiple factors as well, including general market conditions for real estate companies, our degree of leverage, the trading price of our common stock and debt and market perceptions about our Company.

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the Series 2021 Bonds indenture. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of September 30, 2024.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$3,540	$60,257
Restricted cash	70,627	12,009
Investments	19,464	11,866
Restricted investments	16,741	88,213
Total cash, restricted cash, investments, and restricted investments	$110,372	$172,345

2024 Private Placement and Securities Purchase Agreement

On September 16, 2024, we entered into the 2024 Private Placement Purchase Agreement with the Initial Investors relating to, among other things, the issuance and sale to the Initial Investors at an initial closing an aggregate of 3,352,106 Initial PIPE Shares of our Class A Common Stock for an aggregate purchase price of $31.8 million. On October 25, 2024, the Additional Investors each executed a joinder to the 2024 Private Placement Purchase Agreement, pursuant to which the Additional Investors agreed to purchase, and we agreed to sell, an aggregate of 603,684 additional shares of First Closing PIPE Shares for an aggregate purchase price of $5.7 million. The Initial Closing under the 2024 Private Placement Purchase Agreement occurred on October 25, 2024, and 3,955,790 First Closing PIPE Shares were issued to the Investors for an aggregate purchase price of $37.6 million.

The Investors have the option to purchase up to an aggregate of 3,955,790 shares of Second Closing PIPE Shares for an aggregate purchase price of up to $37.6 million. Each Investor has the option to purchase in the Second Closing up to a number of Second Closing PIPE Shares equal to the number of such Initial Investor’s Initial PIPE Shares purchased in the Initial Closing, at the same purchase price of $9.50 per share. The amount of Second Closing PIPE Shares, if any, to be issued at the Second Closing will be determined by each Investor in its sole discretion pursuant to each of their allocations, and the Second Closing will occur, if at all, at the sole discretion of the Investors, on or before the Second Closing Date, subject to customary closing conditions.

2023 Private Placement and Securities Purchase Agreement

On November 1, 2023, we entered into a Securities Purchase Agreement (the “2023 Private Placement Purchase Agreement”) with certain investors (collectively, the “2023 Investors”), pursuant to which we (i)  sold and issued to the 2023 Investors on November 2, 2023 an aggregate of 6,586,154 shares (the “2023 Initial PIPE Shares”) of our Class A Common Stock and accompanying warrants to purchase up to 1,141,600 shares of Class A Common Stock (the “Initial PIPE Warrants”), for an aggregate purchase price of $42.8 million (the “2023 Initial Financing”), and (ii) sold and issued to the 2023 Investors on November 29, 2023 an aggregate of 2,307,692 shares of our Class A Common Stock (the “2023 Additional PIPE Shares” and, together with the 2023 Initial PIPE Shares, the “2023 PIPE Shares”) and accompanying warrants to purchase an aggregate of 400,000 shares of Class A Common Stock (the “Additional PIPE Warrants” and, together with the Initial PIPE Warrants, the “PIPE Warrants”) for an aggregate purchase price of $15.0 million. Together with the 2023 Initial Financing, the aggregate PIPE financing through the 2023 Private Placement Purchase Agreement totaled approximately $57.8 million.

At-the-Market Facility

On March 27, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, at our sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, we may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. We will pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions. During the three months ended September 30, 2024, we sold no shares of Class A Common Stock under the ATM Facility. During the nine months ended September 30, 2024, we sold 7,407 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $12.42.

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

Covenants in the PABs require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The PABs are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of September 30, 2024, we were in compliance with all debt covenants.

Lease Commitments

The table below sets forth certain information with respect to our future minimum lease payments required under leases as of September 30, 2024 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024 (remainder of year)	$1,304	$6
2025	5,342	24
2026	6,545	17
2027	7,225	2
2028	7,449	-
Thereafter	416,487	-
Total lease payments	444,352	49
Less imputed interest	(314,371)	(2)
Total	$129,981	$47

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2024 (in thousands):

	2024
	(remainder
	of year)	2025-2026	2027-2028	Thereafter	Total
Principal payments on bonds payable	$-	$-	$-	$166,340	$166,340
Interest payments on bonds payable	-	13,881	13,881	114,968	142,730
Contractual payments on other long-term indebtedness	593	7,979	95	-	8,667
Lease commitments	1,310	11,928	14,676	416,487	444,401

Total	$1,903	$33,788	$28,652	$697,795	$762,138

Funds to meet interest payments through the first half of 2025 on the Series 2021 PABs are held in reserve as restricted cash and restricted investments.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023
Cash and restricted cash at beginning of period	$72,266	$41,396
Net cash used in operating activities	(6,635)	(6,263)
Net cash provided by investing activities	8,367	2,137
Net cash provided by (used in) financing activities	169	(510)
Cash and restricted cash at end of period	$74,167	$36,760

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

 Net cash used in operating activities was approximately $6.6 million for the nine months ended September 30, 2024, as compared to cash used in operating activities of approximately $6.2 million for the same period in 2023. The $0.4 million increase in cash used in operating activities was primarily attributable to an approximately $2.5 million unfavorable change in the Company's working capital position, which was primarily driven by the timing of vendor payments and tenant receipts. The change in working capital position was offset by an approximately $2.1 million decrease in net loss, net of non-cash adjustments. The decrease in net loss, net of non-cash adjustments was primarily driven by an increase in rental revenue and the impact of increases in non-cash operating lease expense and equity-based compensation expense.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of hangar campus development projects.

 Net cash provided by investing activities was approximately $8.4 million for the nine months ended September 30, 2024, as compared to cash provided by investing activities of approximately $2.1 million for the same period in 2023. The increase of approximately $6.3 million of cash provided by investing activities was driven primarily by an increase of approximately $185.1 million in proceeds received from the Company's available-for-sale investments, and a decrease of approximately $104 million of purchases of held-to-maturity investments. These increases were offset by an increase of approximately $201.5 million of available-for-sale U.S. Treasury purchases for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Proceeds received from the Company's held-to-maturity investments decreased by approximately $67.0 million and capital expenditures increased by approximately $14.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash provided by financing activities was approximately $0.2 million for the nine months ended September 30, 2024, as compared to net cash used in financing activities of approximately $0.5 million for the same period in 2023. The approximately $0.7 million increase in net cash provided by financing activities was primarily driven by $2.9 million of proceeds received from the exercise of Warrants during the nine months ended September 30, 2024, offset by increases of approximately $1.1 million, $0.8 million, and $0.4 million in payments associated with vested equity awards, loan principal payments, and equity issuance costs, respectively.

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

In connection with the preparation of this Form 10-Q, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2024, there were no unregistered sales of the Company's securities that were not reported in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

ITEM 6.	EXHIBITS

(a)	See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

10.1 (#) (+)	Lease between Salt Lake City Corporation, as Landlord, and SLC Development LLC, as Tenant.

10.2	Form of Securities Purchase Agreement, dated as of September 16, 2024 by and among Sky Harbour Group Corporation and the Investors named therein.	8-K	001-39648	10.1	September 17, 2024

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104 (#)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(#)	Filed herewith.
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

November 12, 2024

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

November 12, 2024

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

November 12, 2024