Form 10-K
period 2024-12-31
Sky Harbour Group Corp
filed 2025-03-27
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39648

Sky Harbour Group Corporation

(Exact name of registrant as specified in its Charter)

Delaware	85-2732947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
136 Tower Road, Suite 205
Westchester County Airport White Plains, NY (Address of principal executive offices)	10604 (Zip Code)
(212) 554-5990 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Trading Symbols	Name of Exchange on Which Registered
Class A common stock, par value $0.0001 per share	SKYH	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SKYH WS	The New York Stock Exchange

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

As of June 30, 2024, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price for the Class A common stock on June 30, 2024, as reported on NYSE American, was approximately $105.4 million.

As of March 20, 2025, 33,770,640 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this "Report"), or the context otherwise requires, references to:

●	“A&R Operating Agreement” refers to that certain Third Amended and Restated Operating Agreement of Sky Harbour LLC.

●	“Board of Directors” or “Board” refers to our board of directors.

●	“Bylaws” are to our Bylaws.

●	“Class A Common Stock” means the shares of class A common stock, par value $0.0001 per share, of the Company.

●	“Class B Common Stock” means the shares of class B common stock, par value $0.0001 per share, of the Company.

●	“Common Stock” refers collectively to Class A Common Stock and Class B Common Stock.

●	“Existing Sky Equityholders” refers to Tal Keinan, Due West Partners LLC and Center Sky Harbour LLC.

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

●	“Private Placement Warrants” refers to the warrants sold by the Company to the Sponsor in its initial public offering.

●	“Public Warrants” refers to the warrants sold by the Company as part of the units in its initial public offering.

●	“Securities Act” refers to the Securities Act of 1933, as amended.

●	“Series 2021 Bonds” refers to a series of bonds that were issued in September 2021 through the Public Finance Authority (Wisconsin) with a principal amount of $166.3 million.

●	“Sky” refers to Sky Harbour LLC, a Delaware limited liability corporation.

●	“Sky Common Unit” means a unit of ownership interest in Sky which entitles the holder thereof to the distributions, allocations, and other rights under the A&R Operating Agreement.

●	“Sponsor” refers to BOC Yellowstone LLC.

●	“Subsidiaries” refers to Subsidiaries as defined in the Tax Receivable Agreement.

●	“Warrants” refers to the Private Placement Warrants and Public Warrants.

●	“Warrant Agreement” refers to that certain Warrant Agreement, dated as of September 13, 2019, between Continental Stock Transfer & Trust Company and the Company.

●

“Yellowstone Transaction” refers to the transactions contemplated by that certain Equity Purchase Agreement, dated as of August 1, 2021, by and among Yellowstone Acquisition Company and Sky Harbour LLC.

Additionally, references in this Report to the “Company,” the “registrant,” “we,” “us” and “our” in this Report refer to Sky Harbour Group Corporation (formerly known as Yellowstone Acquisition Company), and references to our “management” or our “management team” refer to our officers and directors.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “might,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

●

the effects of general macroeconomic conditions, including inflation, interest rate volatility, changes in trade policies (including with respect to imposed and proposed tariffs), and a prolonged recession in the national economy;

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

•

Our growth will depend in part upon our ability to enter into new ground leases at airports, and we may be unsuccessful in identifying and consummating attractive new ground leases or taking advantage of other investment opportunities, which would impede our growth and materially and adversely affect our business and results of operations.

•	Our ability to meet our obligations under our ground leases and our indebtedness is dependent on our ability to enter into and collect lease payments from tenants.

•

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and restrict our operations and our ability to grow our business and revenues.

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

•

An epidemic, pandemic, or similar public threat, and the measures that federal, state, and local governments and other authorities implement to address it could have a material adverse effect on our business and results of operations.

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

•

Our rental revenue in the past has been concentrated within a small number of tenants and the loss of or default by one or more significant tenants could have a material adverse effect on our business and results of operations.

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

•

Failure to adequately maintain our home basing hangar campuses or the integrity of our fuel supplies may have a material adverse impact on the revenue or market share of one or more of our home basing hangar campuses, resulting in a decline in operations of the business.

•	The growth and success of our business is dependent on the continued service of certain key employees and the ability to recruit and retain new employees.

•

We have identified material weaknesses in the past. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

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

Risks Relating to Our Organization and Structure

•

We are a “controlled company” within the meaning of the New York Stock Exchange listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

•	The Existing Sky Equityholders control the direction of our business, and the concentrated ownership of Common Stock prevent you and other stockholders from influencing significant decisions.

PART I

ITEM 1.	BUSINESS

Overview

We are an aviation infrastructure development company building the first nationwide network of home basing hangar campuses for business aircraft. We develop, lease and manage general aviation hangars across the United States, targeting airfields in markets with significant based aircraft populations and high hangar demand. Our home basing hangar campuses feature private and semi-private hangars and a full suite of dedicated services specifically optimized for home based, versus transient, aircraft.

The physical footprint of the U.S. business aviation fleet grew by almost 36 million square feet in the past fourteen years, with hangar supply lagging dramatically, especially in key growth markets. As the fleet of private jets in the United States continues to grow, with recent new aircraft deliveries exceeding retirements, demand for hangar space is at a premium in part because new jets require taller tail clearances and more square footage of hangar space and the pace of new hangar construction has lagged behind the demand. The cumulative square footage of the business aircraft fleet in the United States increased 61% between 2010 and 2023. Moreover, over that same period, there was an 102% increase in the square footage of larger private jets – those with greater than a 24-foot tail height. A recent study conducted by a business aircraft manufacturer forecasted that business aircraft will only continue to grow in the next ten years, with up to 8,500 new business jet deliveries worth over $285 billion expected to be delivered between 2025 and 2034, with over two-thirds of the deliveries expected to be comprised of larger private jets. This forecast is further supported by data from the major business aviation manufacturers that suggest the current order backlog for new business aviation aircraft as of December 31, 2024 is over $52 billion, an increase of approximately 6% over the prior year.

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

We expect to realize economies of scale in construction through a prototype hangar design replicated at our home basing hangar campuses across the United States. This allows for centralized procurement, straightforward permitting processes, efficient development processes, and the best hangar in business aviation. Unlike a service company, our revenues are mostly derived from long-term rental agreements, offering stability and forward visibility of revenues and cash flows. This allows the Company to fund its development through the public bond market, providing capital efficiency and mitigating refinance risk.

In contrast with community hangars and other facilities provided by FBOs, the home basing hangar campuses we develop provide the following features and services:

•	private hangar space for exclusive or semi-exclusive use of the tenant;

•	adjoining configurable lounge and office suites;

•	low-traffic campus environments free of transient aircraft and associated activities;

•	line crews and services dedicated exclusively to tenants;

•	climate control to mitigate condensation and associated corrosion;

•	features to support in-hangar aircraft maintenance;

•	no-foam fire suppression; and

•	customized software to provide security, control access and monitor hangar space.

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

Our product strategy aims to attract tenants with exclusive or semi-exclusive access to their aircraft, minimize the risk of damage to aircraft, provide increased access, security and control, facilitate maintenance, and improve pre-flight and post-flight convenience for owners, operators, and their support crews. We believe that with no transient traffic, our home basing hangar campuses offer a shorter time to wheels-up, even during periods of peak traffic. Our research has indicated our current and typical future tenants operate late model business jets that emit less noise than other based aircraft, leading to a decreased average noise footprint at our home basing hangar campuses.

We believe demand for home basing hangar campuses will be driven broadly by the growing size of the business aviation fleet in the United States and the delivery of larger aircraft with taller tail heights, as well as the privacy and security inherent at our hangar campuses in comparison to operations focused on transient and commercial aircraft. The discovery by first-time flyers in the convenience, control and comfort of general aviation has caused a shift in consumer behavior which we believe will also support increasing demand for home basing hangar campuses.

Our Properties

We develop our home basing hangar campuses on long-term ground leases (or sub-leases thereof) at airports with suitable infrastructure serving metropolitan centers across the United States. Our portfolio of ground leases as of December 31, 2024 was as follows:

Airport	IATA Code	Location (City, State)	Location (Metropolitan Center)	Ground Lessor	Ground Lease Acres	Ground Lease Exp. Year (1)
Addison Airport	ADS	Addison, TX	Dallas, TX	Town of Addison	12.5	2065
Bradley International Airport	BDL	Windsor Locks, CT	Hartford, CT	Connecticut Airport Authority	8.0	2075
Camarillo Airport	CMA	Camarillo, CA	Los Angeles, CA	County of Ventura	17.1 (2)	2073 (2)
Centennial Airport	APA	Englewood, CO	Denver, CO	Arapahoe County Public Airport Authority	19.7	2097
Chicago Executive Airport	PWK	Wheeling, IL	Chicago, IL	Village of Wheeling and City of Prospect Heights	15.0	2074
Hudson Valley Regional Airport	POU	Wappingers Falls, NY	New York, NY	County of Duchess	7.1	2066
Miami-Opa Locka Executive Airport	OPF	Opa Locka, FL	Miami, FL	Miami-Dade County	22.6	2079
Nashville International Airport	BNA	Nashville, TN	Nashville, TN	Metropolitan Nashville Airport Authority	15.2	2070
Orlando Executive Airport	ORL	Orlando, FL	Orlando, FL	Greater Orlando Aviation Authority	20.0	2074
Phoenix Deer Valley Airport	DVT	Phoenix, AZ	Phoenix, AZ	City of Phoenix	15.4	2061
Salt Lake City International Airport	SLC	Salt Lake City, UT	Salt Lake City, UT	Salt Lake City Corporation	8.4	2077
San José Mineta International Airport	SJC	San José, CA	San José, CA	City of San José	6.5	2044
Sugar Land Regional Airport	SGR	Sugar Land, TX	Houston, TX	City of Sugar Land	8.1	2049
Trenton-Mercer Airport	TTN	Ewing, NJ	New York, NY - Philadelphia, PA	County of Mercer	11.8	2078
Washington Dulles International Airport	IAD	Dulles, VA	Washington, DC	Metropolitan Washington Airports Authority	18.0	2084

(1)	Ground lease expiration years presented assume the exercise of all lease term extension options exercisable at our sole discretion.
(2)	Our portfolio at Camarillo Airport consists of two ground leases which cover 6.2 and 10.9 acres, respectively. Such leases expire in 2071 and 2073, respectively.

The following tables provide supplemental information regarding each of our home basing hangar campus properties in operation and in development:

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at December 31, 2024
SGR	December 2020	7	66,080	12.3%	100.0%
BNA	November 2022	10	149,069	27.7%	91.6%
OPF Phase I	February 2023	12	160,092	29.7%	100.0%
SJC Renovation	Existing facility	1	41,464	7.7%	100.0%
CMA	Existing facility	4	121,931	22.6%	77.6%
Total/Weighted Average		34	538,636	100.0%	92.6%

PROPERTIES IN DEVELOPMENT

Facility	Status	Projected Construction Start (1)	Projected Completion Date (1)	Estimated Total Construction Cost ($mm) (1)	Hangars (1)	Rentable Square Footage (1)
ADS Phase I	In Construction	Q4 2023	Q2 2025	$32.9 - 34.9	6	137,835
ADS Phase II	Predevelopment	Q2 2025	Q3 2026	21.3 - 25.2	4	116,420
APA Phase I	In Construction	Q4 2022	Q2 2025	44.8 - 50.8	9	130,550
APA Phase II	Predevelopment	Q4 2026	Q1 2028	34.3 - 38.3	3	107,135
BDL Phase I	Predevelopment	Q2 2025	Q3 2026	26.8 - 33.1	3	125,400
DVT Phase I	In Construction	Q4 2022	Q1 2025	51.3 - 56.6	8	134,270
DVT Phase II	Predevelopment	Q1 2027	Q2 2028	34.6 - 38.6	6	123,646
IAD Phase I	Predevelopment	Q4 2025	Q1 2027	61.6 - 67.3	4	206,800
IAD Phase II	Predevelopment	TBD	TBD	TBD	TBD	TBD
OPF Phase II	In Construction	Q1 2025	Q2 2026	34.1 - 36.8	3	155,100
ORL Phase I	Predevelopment	Q3 2025	Q4 2026	36.8 - 41.5	3	155,100
ORL Phase II	Predevelopment	TBD	TBD	TBD	TBD	TBD
POU Phase I	Predevelopment	Q2 2025	Q2 2026	29.6 - 33.1	2	103,400
POU Phase II	Predevelopment	Q3 2026	Q3 2027	14.8 - 16.5	1	51,700
PWK Phase I	Predevelopment	Q2 2026	Q2 2027	85.8 - 90.1	4	206,800
SJC Phase II	Predevelopment	Q2 2026	Q2 2027	21.0 - 24.0	1	28,235
SLC	Predevelopment	Q3 2025	Q3 2026	44.9 - 49.7	4	206,800
TTN	Predevelopment	Q4 2025	Q4 2026	44.4 - 49.6	3	171,300
Total				$619.0 - 686.1	64	2,160,491

(1)

Our projections associated with the commencement and completion of construction, estimated total construction cost as of December 31, 2024, hangars, and rentable square footage of our properties in development are inherently subjective and require judgement to estimate. We believe that our estimates of construction costs and timelines are subject to variability based on various factors including, but not limited to, changes in anticipated site plans, hangar mix, hangar specifications, executed guaranteed maximum price construction contracts, and general market conditions.

The following table identifies the latest available information on the number of aircraft based at each of our home basing hangar campus properties and development projects:

	Single Engine	Multi Engine	Jet	Helicopters	Military	Total
Addison Airport (ADS)	305	71	147	7	-	530
Bradley International Airport (BDL)	-	2	27	5	18	52
Camarillo Airport (CMA)	301	35	24	22	-	382
Centennial Airport (APA)	574	91	191	30	-	886
Chicago Executive Airport (PWK)	128	16	83	4	-	231
Hudson Valley Regional Airport (POU)	108	7	2	3	2	122
Miami-Opa Locka Executive Airport (OPF)	42	13	103	7	5	170
Nashville International Airport (BNA)	18	9	79	2	15	123
Orlando Executive Airport (ORL)	155	47	36	19	-	257
Phoenix Deer Valley Airport (DVT)	754	84	18	21	2	879
Salt Lake City International Airport (SLC)	126	29	55	13	12	235
San José Mineta International Airport (SJC)	66	17	53	6	-	142
Sugar Land Regional Airport (SGR)	98	18	37	4	-	157
Trenton-Mercer Airport (TTN)	73	16	25	18	-	132
Washington Dulles International Airport (IAD)	7	-	46	-	-	53

Sources: FAA Airport Master Records as of February 2025.

The following table summarizes the total aircraft operations and forecasted total aircraft operations from 2020 through 2029 at each of our home basing hangar campus properties and development projects:

	Total Operations					Forecasted Total Operations					Average Annual
	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	Growth
Addison Airport (ADS)	109,915	114,295	120,256	119,149	119,100	126,182	131,533	137,116	143,352	145,348	3.2%
Bradley International Airport (BDL)	58,142	72,807	79,385	79,626	83,238	90,381	91,870	93,261	94,696	95,974	6.0%
Camarillo Airport (CMA)	158,782	173,970	187,076	170,566	180,162	183,216	184,005	184,797	185,592	186,391	1.9%
Centennial Airport (APA)	331,001	310,861	300,558	360,725	340,411	353,641	360,640	367,636	374,108	379,174	1.8%
Chicago Executive Airport (PWK)	77,377	99,795	97,456	98,111	98,551	97,922	98,569	99,217	99,864	100,512	3.3%
Hudson Valley Regional Airport (POU)	43,206	58,306	60,403	58,935	79,227	79,824	81,092	82,363	83,638	84,915	8.6%
Miami-Opa Locka Executive Airport (OPF)	134,683	163,215	157,286	173,897	140,955	153,387	167,305	174,221	180,645	183,024	4.0%
Nashville International Airport (BNA)	163,365	219,427	251,446	271,842	275,116	278,841	285,345	291,760	298,633	305,381	7.6%
Orlando Executive Airport (ORL)	122,839	143,840	152,282	174,314	180,221	181,076	182,632	184,190	185,750	187,313	5.0%
Phoenix Deer Valley Airport (DVT)	402,444	271,979	275,153	344,393	432,874	428,445	447,756	452,885	457,296	459,527	2.9%
Salt Lake City International Airport (SLC)	276,816	342,505	321,941	318,998	326,687	335,923	343,133	351,791	360,551	367,654	3.5%
San José Mineta International Airport (SJC)	115,895	135,032	166,038	164,564	164,630	170,333	186,163	197,496	203,543	207,385	6.9%
Sugar Land Regional Airport (SGR)	66,502	72,409	79,662	87,048	79,122	80,068	81,546	81,927	82,308	82,690	2.6%
Trenton-Mercer Airport (TTN)	88,926	85,160	105,217	99,905	93,779	94,898	98,149	101,702	102,532	103,287	2.0%
Washington Dulles International Airport (IAD)	175,944	245,805	272,889	284,866	306,582	323,609	320,961	326,323	333,439	338,469	8.1%

Sources: Historic data derived from FAA OPSNET and forecast data from FAA TAF.

Customers, Sales and Marketing

We seek to maximize hangar rental charges consistent with capacity utilization at our existing and future facilities. We have, and believe we can continue to, achieve economic occupancy greater than 100% at most of our hangar campuses as certain space within semi-exclusive hangars is rented to multiple tenants, and we also seek to maximize our ability to rent available ramp space outside of our hangars, where permitted. Rental hangar space is open to the public on a non-discriminatory basis, and prospective tenants are reviewed for credit quality and nature of intended use of the facilities. We focus our operations on various types of tenants, including individuals (directly or through personally or family-owned LLCs), charter operations, flight schools, corporate fleets, government entities, and aviation service providers. We intend to develop a diversified portfolio of tenants in terms of geography, type of tenant and length of lease term.

Prior to the year ended December 31, 2024, much of our historical revenue had been concentrated with our two largest tenants. Both presently and in the longer term, we do not expect to depend on a single tenant or group of tenants, the loss of which would have a material adverse effect on our business. We expect to continue to diversify our risk by having multiple types of tenants across multiple locations with varied term lengths throughout the country. See “Risk Factors — Our rental revenue in the past has been concentrated within a small number of tenants and the loss of or default by one or more significant tenants could have a material adverse effect on our business and results of operations.”

Tenant lease terms are generally 1-10 years, with maturity dates staggered for purposes of risk management. Base lease rents vary by location, but substantially all leases feature annual rent escalation. Leases are structured as either gross or triple-net, with tenants covering insurance, taxes, common area maintenance, and utilities. The tenant leases generally do not have early termination options, and we expect renewals to be reset to prevailing fair market value.

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

Seasonality

Adverse weather conditions, particularly during the winter months, can cause delays in the development and construction of our home basing hangar projects. The geographic diversity of our development portfolio helps mitigate this risk through exposure to various geographies and climates. With respect to our ongoing hangar leasing operations, we do not experience substantial seasonal fluctuations in our revenues and the results of operations.

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

Human Capital

As of December 31, 2024, we had 84 employees, none of which were subject to collective bargaining agreements. We also engage contractors and consultants to supplement our permanent workforce. Our operations are overseen by senior personnel with experience in business aviation and real estate, and includes top-level design, construction, operations, and finance expertise. We consider our employee relations to be in good standing. We are committed to keeping our employees informed and supported through regular communication and events, including our monthly town hall meetings.

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

Many Sky Harbour home basing hangar campuses feature the Sky Harbour Academy training program, which includes paid training for a career in the aviation industry. The Sky Harbour Academy recruits members of disadvantaged and underrepresented communities with an interest in aviation, ultimately providing such members full training and certification as line service technicians and customer service representatives. The Sky Harbour Academy aims to provide assistance with placement in aviation jobs, including full-time roles and career development tracks at Sky Harbour.

Human capital strategies are developed and managed by our Chief Financial Officer, who reports to the Chief Executive Officer, and are overseen by the compensation committee and the Board. Our executive management team regularly reviews and updates our talent strategy, monitoring a variety of data, including turnover, diversity, and tenure, to design and implement effective recognition, training, development, succession, and benefit programs to meet the needs of our business and our employees.

Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation, and settlement matters that we expect will not have a material effect on our operations or finances. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, or financial condition.

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

Risks Relating to Our Business

Our growth depends in part upon our ability to enter into new ground leases at airports, and we may be unsuccessful in identifying and consummating attractive new ground leases or taking advantage of other investment opportunities, which would impede our growth and materially and adversely affect our business and results of operations.

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

●

we may incur significant costs and divert management attention in connection with evaluating and negotiating potential new ground leases, including ground leases that we are subsequently unable to execute;

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

Our ability to meet our obligations under the ground leases and our debt service obligations will depend on our ability to generate revenues sufficient in the aggregate to make our payments under the ground leases and our debt service obligations under our outstanding indebtedness and any other indebtedness incurred in the future. Our ability to generate revenues may be adversely affected by a wide variety of unforeseen or unforeseeable events and conditions, including, without limitation, economic changes affecting the industry generally, the airports or the tenants specifically, any of which could result in a default under the tenant leases. In addition, the ability of tenant leases to generate revenues may be adversely affected by competition from other facilities within or outside the airports where the facilities are located, including construction of new facilities at the airports at which we operate or the expansion of hangar facilities by competitors at nearby airports. There can be no assurances that the airports or their competitors will not undertake future improvements that may adversely affect the ability of tenant leases to generate revenues.

Moreover, the terms of our tenant leases currently in place do not extend past the final maturity date of our bond debt. Our ability to make payments under the ground leases or under our debt service obligations through their final maturity will depend upon our success in renewing current tenants or in re-leasing these facilities to new tenants. The loss of one or more of our tenants may (without a similar tenant or tenants to replace such tenant or tenants) have a material adverse effect on our ability to collect rental revenue sufficient to meet our obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and restrict our operations and our ability to grow our business and revenues.

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

Each constructed and in-construction facility in our portfolio is subject to secured indebtedness under the Series 2021 Bonds. Secured debt obligations increase the risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by holders of the Series 2021 Bonds, the bond trustee, or other lenders and ultimately our loss of the property securing any loans for which it is in default. As described above, our current tenant leases do not extend past the maturity date of the Series 2021 Bonds, and as a result we will be required to re-lease hangars as vacancies arise in order to continue to generate revenue to meet our debt service obligations under the Series 2021 Bonds. If any of our facilities are foreclosed upon due to a default, it could materially and adversely affect our business and results of operations.

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

Our growth will depend on external sources of capital in order to finance the development of new properties. We may not be able to obtain such financing on favorable terms, in the time period we desire, or at all. There are a number of factors that may limit our ability to raise financing or access capital markets in the future, including future debt and future contractual obligations, our liquidity and credit status, our operating cash flows, the trading price of our Class A Common Stock, the market conditions in the aviation and/or real estate industries, U.S. and global economic conditions, and the general state of the capital markets. We cannot assure you that we will be able to source external financing for our capital needs, and if we are unable to source financing on acceptable terms or at all, our business could be materially and adversely affected. If we cannot obtain capital from third-party sources, we may not be able to grow our business when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.

Increases in market interest rates or unavailability of additional indebtedness may make it difficult for us to finance or refinance our debt, which could have a material adverse effect on our financial condition, results of operations and growth prospects.

Economic conditions and actions by policymaking bodies contributed to rising interest rates, which, along with increases in our borrowing levels, could increase our future borrowing costs. While the Federal Reserve reduced interest rates in September, November, and December 2024 and has indicated the potential for further rate cuts, interest rates remain relatively high and there can be no certainty with respect to the occurrence, timing, or magnitude of further interest rate cuts by the Federal Reserve, and thus no certainty with respect to the ultimate impact on our potential borrowing costs. We expect to issue additional debt to finance future site developments and higher interest rates would impact our overall economic performance. In addition, we are subject to credit spreads demanded by fixed income investors. As a non-rated issuer, increases in general of credit spreads in the market, or for us, may result in a higher cost of borrowing in the future particularly if interest rates remain at elevated levels as compared to when we issued our debt that is currently outstanding. If additional indebtedness is unavailable to us at reasonable rates or at all, we may not be able to finance additional projects or refinance existing debt when it becomes due. If interest rates are higher when we refinance our debt, our income and cash flow could be reduced as a result of increased debt service requirements, which may hinder our ability to raise more capital by issuing more stock or by borrowing money. Our ability to successfully issue any additional debt will depend on a range of factors, including general economic conditions, the level of activity in capital markets generally, and the terms of our existing indebtedness then in effect.

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

An epidemic, pandemic, or similar public threat, and the measures that federal, state, and local governments and other authorities implement to address it could have a material adverse effect on our business and results of operations.

We face risks related to an epidemic, pandemic, or similar public threat, and the measures that federal, state, and local governments and other authorities implement to address it, which have impacted, and in the future could impact, the markets in which we operate and could materially and negatively impact our business and results of operations. The impact of such events and measures to prevent the spread of such an event could materially and adversely affect our business in a number of ways. For example, reductions in passenger volumes and flights, as well as a broader economic shutdown resulting from an epidemic, pandemic or contagious disease could materially and negatively impact our business and results of operations.

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

Our home basing hangar campuses do not have the right to be the sole provider of services at any airport. Furthermore, despite limited space for further development at certain airports, existing competitors with FBO facilities located at our current or future airports could expand their hangar facilities, and additional operators of home basing hangar campuses could begin operations at such airports. Competitors might seek acquisitions in regions and markets competitive to us. Given the variety of factors that impact competitiveness within the home basing hangar campus industry, we can give no assurance that we will be able to successfully compete, which could have a material adverse effect on our business and results of operations and, in turn, result in a decline in the trading price of our securities.

The growth and success of our business is subject to our ability to market, attract, and retain tenants.

Our future success depends upon our ability to attract and retain tenants for hangars at our home basing hangar campuses. The extent to which we achieve growth in our customer base materially influences our business and results of operations. Any number of factors could affect our ability to grow our customer base, including tenant preferences for hangar space and related services, including size and location of the hangar, as well as general economic conditions. The level and volatility of fuel prices may also impact the general aviation industry and our ability to attract and retain tenants. In addition, our ability to attract and retain customers may be dependent on other factors outside of our control, including the future trend of private aircraft sizes, the availability of alternative hangars, including size, location and/or services provided, as well as the external perception of us. Any significant decline in our customer base, or in our rate of growth, could have a material adverse effect on our business and results of operations, which could, in turn, result in a decline in the trading price of our securities.

Our rental revenue in the past has been concentrated within a small number of tenants and the loss of or default by one or more significant tenants could have a material adverse effect on our business and results of operations.

For the year ended December 31, 2023, our two largest tenants contributed 30% of our revenues. For the year ended December, 31, 2024, we did not derive 10% or more of our revenues from any single tenant. If any of our most significant tenants, currently or in the future, were to discontinue or otherwise reduce their use of our home basing hangar campuses or other services, our business and results of operations would be materially and adversely affected.

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

The estimated costs of, and the projected schedule for, our capital projects are subject to a number of uncertainties. Our ability to complete these projects within budgets and on expected schedules may be adversely affected by various factors including:

●	estimating errors;

●	design and engineering errors;

●	cost increases because of demand for labor and materials;

●	cost increases due to instituted or proposed changes in trade policies;

●	contractors’ difficulty in predicting costs over a lengthy construction period;

●	the need to estimate costs of unbid project elements;

●	changes to the scope of the projects;

●	delays in contract awards;

●	material and/or labor shortages;

●	unforeseen site conditions;

●	adverse weather conditions;

●	contractor defaults and bankruptcy;

●	labor disputes;

●	unanticipated levels of inflation;

●	litigation; and

●	environmental issues.

Inflationary and supply chain pressures have previously led to increased construction materials costs, specifically associated with steel, concrete, and other materials. Further inflationary and supply chain pressures, including those associated with changes in trade policies, could adversely affect our business. In February 2025, the President of the United States issued an executive order reimposing tariffs on steel imports from all sources, ending country and product exemptions, and broadening the application of the tariffs to fabricated steel products. This order became effective on March 12, 2025. There can be no assurance as to when or if these or other import tariffs, quotas or other duties may be enacted, enforced, extended, modified or terminated in the future, or the extent of the impact of such will have on the cost of our construction materials. Further, the countries involved in the recent imposition of tariffs by the United States, such tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported by the United States. For example, Canada and the European Union have recently announced their intention to implement retaliatory tariffs on the United States. These actions could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We believe that it is possible that market conditions, including recent and proposed changes in trade policies, may lead to continued increases in construction costs and market rental rates for hangars within our development projects. We believe we may continue to experience such pressures in future quarters, as well as delays in our subsidiaries’ and contractors’ ability to requisition such materials. These pressures have led to an overall increase in budgeted and actual construction costs, as well as delays in starting and completing certain of our development projects, particularly at our Centennial and Deer Valley Airport development projects. No assurance can be given that the costs of our projects will not exceed budgets or the guaranteed maximum price for such projects or that the completion will not be delayed beyond the projected completion dates. Any such cost overruns or delays could have a material adverse effect on our business, results of operations or market reputation, which could, in turn, result in a decline in the market price of our Class A Common Stock.

The production of our hangar buildings is subject to design and construction defects, product liability, and other claims that could be significant and costly, which may delay our construction projects and could have a material adverse effect on our business and results of operations.

In May 2023, we acquired a controlling interest in Rapidbuilt, a metal building and hangar door manufacturer, that we expect will ultimately result in an increase in quality and a reduction in the overall cost of the metal building and hangar door components at future development projects. As a manufacturer of hangar buildings, we are subject to design and construction defects, product liability and other claims in the ordinary course of business. These defect claims are common in the pre-engineered metal building industry and can be significant and costly to remediate. For example, in December 2023, we engaged several structural engineering firms to perform an independent peer review of the hangar buildings designed for our DVT Phase I and APA Phase I development projects. The independent peer reviews determined a significant design defect existed within our prototype hangar building designs that required retrofitting to both meet and exceed our standards and the respective local building codes. The anticipated retrofitting efforts were also applied to ADS Phase I, and we believe the aggregate additional cost of such retrofits totaled between $26 to $28 million. Such retrofitting efforts required an additional three to five months of construction duration for each project impacted. Given the design enhancements implemented at our APA Phase I, DVT Phase I, and ADS Phase I development projects, our total construction costs for these projects were each greater than our original estimates, and outside of the scope of the original guaranteed maximum price construction contracts. In March 2024, we funded the increase in estimated costs by contributing $27 million of our corporate cash holdings to SHC, thereby restricting the use of such cash to the project scope of the Series 2021 Bonds. Future costs associated with our adherence to our standards and relevant local building codes could be significant, and may exceed our estimates of construction costs and timelines, which could have a material adverse effect on our business, cash flows, or results of operations.

In addition, our ownership of a controlling interest in a pre-engineered metal building manufacturer may in the future subject us to a variety of legal proceedings and legal compliance risks with respect to various issues, including product liability, regulatory, safety, environmental, employment, and intellectual property matters that arise in the ordinary course of its business and in its industry, including matters that may have existed prior to our acquisition and claims that have not been asserted. We and many of our subcontractors have general liability, property, workers compensation, professional, and other business insurance. This insurance is intended to protect us against a portion of our risk of loss from defects and claims, subject to certain deductibles and coverage limits. The availability of insurance for design and construction defects, and the scope of the coverage, are currently limited and the policies that can be obtained are costly and often include substantial exclusions. There can be no assurance that insurance coverage will be available for such defects and claims, or that such coverage will not be further restricted or become more costly.

Failure to adequately maintain our home basing hangar campuses or the integrity of our fuel supplies may have a material adverse impact on the revenue or market share of one or more of our home basing hangar campuses, resulting in a decline in operations of the business.

Home basing hangar campuses and FBO operators compete, in part, based on the overall quality and attractiveness of their facilities. Inadequate maintenance of any of the hangars or other assets comprising our home basing hangar campuses could result in customers electing not to utilize us where another provider operates, or electing not to use a particular airport where an alternative operator in the same market exists. The resulting decline in tenants or negative impact on our reputation could adversely impact revenue, including from more than one facility, which would have a material adverse effect on our business and results of operations.

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

We have identified material weaknesses in the past. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In the past, we identified a material weakness in our internal control over financial reporting as of June 30, 2023 related to the classification of certain cash transactions made during the six months ended June 30, 2023 associated with the payment of construction retainage liabilities incurred and appropriately recognized during the years ended December 31, 2021 and December 31, 2022. With oversight from the audit committee of the Board (the “Audit Committee”) and input from management, the Company designed and implemented changes in processes and controls to remediate the material weakness described above and to enhance our internal control over financial reporting. As of December 31, 2023, management completed its implementation of our remediation efforts of the material weakness described above and performed testing to evaluate the design and operating effectiveness of the controls. As a result, management determined that our completed remediation activities were sufficient to allow them to conclude that the previously-reported material weakness related to the identification and classification of certain manual cash flow adjustments has been remediated as of December 31, 2023.

Although the material weakness had been remediated as of December 31, 2023, if we identify additional control deficiencies that individually or in the aggregate constitute one or more material weaknesses or we otherwise fail to maintain effective disclosure controls and procedures or internal control over financial reporting in the future, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected, which may negatively impact the confidence level of our stockholders and other market participants as well as our ability to remain listed on the New York Stock Exchange. The discovery of additional material weaknesses could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A Common Stock. Although we implemented additional controls and procedures to remediate the material weakness described above, in the future those controls and procedures may not be adequate to prevent or detect material misstatements in our interim or annual consolidated financial statements due to fraud or errors.

We conduct substantially all of our operations under ground leases, which grant significant rights to airport authorities as our direct or ultimate landlord. The termination for cause of one or more of the ground leases would affect our business and results of operations significantly.

We do not directly own the sites we develop and lease to tenants. Instead, we enter into ground leases at each site directly or indirectly (through a sub-lessor) from airport authorities and other governmental agencies that regulate local airports. Airport authorities may choose not to renew a lease at all or to only renew the lease on terms that are unfavorable to us. At the conclusion of a lease, airport authorities may require us to participate in a bidding process to renew a lease, which could require unanticipated capital spending and could divert management’s attention during the pendency of the process. In addition, certain of our ground leases provide airport authorities the right to increase our rent to market value as determined by the airport authority in their sole discretion on a periodic basis. The loss or modification of any of our airport ground leases could adversely impact our business and results of operations.

Because we do not directly own the sites we lease, we will not be able to liquidate real estate investments in order to meet liquidity needs.

Unlike other real estate companies that lease space to tenants, we do not directly own the sites we lease. Instead, the sites are subject to long-term ground leases with airport authorities. As a result, we will not be able to sell underlying real estate assets in order to meet liquidity requirements, including our debt service obligations, which could have a material and adverse effect on our liquidity position and ability to meet our obligations.

We may be unable to renew ground leases, lease vacant space or re-lease space as leases expire, or renewing existing leases may require significant concessions, inducements and/or capital expenditures.

We cannot assure you that our airport ground leases will be renewed or that our hangars will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial concessions or below-market renewal options to attract new tenants or retain existing tenants.

If the rental rates for our hangar campuses decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space, our business and results of operations could be adversely affected. In order to attract and retain tenants, we may be required to make rent or other concessions to tenants, accommodate requests for renovations and other improvements or provide additional services to our tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or if capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and/or an inability to attract new tenants, which would have a material adverse effect on our business and results of operations.

Failure to succeed in new markets may have adverse consequences.

We intend to continue to develop properties across the United States. When we develop properties located in new geographic areas in the United States, we may face risks associated with a lack of market knowledge or understanding of the local market, including the availability and identity of quality tenants, forging new business relationships in the area, and developing an understanding of local government requirements and procedures. For example, we recently signed new ground leases at BDL, POU, PWK, and SJC, and assumed two ground leases at CMA as part of an asset acquisition. These new leases represent our initial entries into the states of Connecticut, New York, Illinois, and California, respectively, and our first home basing hangar campuses in the broader Chicago, New York, San Jose, and Los Angeles markets. Furthermore, the negotiation of a potential expansion into new markets may divert management time and other resources. As a result, we may have difficulties executing our business strategy in these new markets, which could have a negative impact on our business and results of operations.

Our business and results of operations will be dependent on tenants satisfying their obligations under tenant leases, which may be subject to default or termination.

We are subject to tenant credit risk. Our home basing hangars are generally leased to single or multi hangar tenants, and certain of our tenants constitute a material percentage of our revenues. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that tenant. For instance, any of our tenants could experience a downturn in their businesses, which may weaken their financial condition and liquidity and result in their failure to make timely payments to us or otherwise default under their contracts.

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

We use industry and airport-specific general aviation traffic data published by the FAA, as well as data from private sources, to identify trends in the aircraft hangar industry. We also use this data as an input to decision-making, including in strategic planning and pricing matters. Both the public and private data, however, has several limitations and challenges. As a result, the use of such data may result in decisions in strategic planning or pricing that are incorrect or inefficient, which could have a material adverse effect on our business and results of operations. Additionally, FAA staffing, and the data it collects and publishes, depends, in large part, on the annual appropriations process and the agency’s ability to retain and recruit sufficient resources with relevant experience and expertise. Failure to pass an annual appropriation bill has in the past resulted in temporary government shutdowns. A future shutdown, or a failure by Congress to pass an FAA reauthorization bill (or extension) could delay this data. Additionally, recent focus on reducing the size of the federal workforce could negatively impact the availability of resources within the FAA which could significantly delay or limit the availability of this data.

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

There can also be no assurance that any loss incurred will be of a type covered by such insurance and will not exceed the limits of such insurance. For instance, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Further, as of December 31, 2024, two of our existing hangar campuses are located in California. The west coast of the United States contains active earthquake zones and the greater Los Angeles area has recently experienced major fires, including the significant damage and lasting effects of the January 2025 wildfires, and may experience major fires in the future. Certain insurance companies doing business in states in which we operate have and could continue to restrict, curtail or suspend the issuance of property insurance policies. This could reduce the availability of hurricane, fire and other types of natural disaster insurance. Should an uninsured loss or a loss in excess of insured limits occur, we could suffer disruption of rental income, potentially for an extended period of time, while remaining responsible for any financial obligations relating to the applicable home basing hangar campus, which would have a material adverse effect on our business and results of operations.

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

Our properties may be exposed to rare catastrophic weather events, such as severe storms, floods or wildfires. We cannot predict the rate at which climate change will progress. However, if the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. For example, some of our properties are located in Florida and Texas and are situated in geographic areas that are periodically impacted by severe weather conditions such as hurricanes, flooding, and tornadoes, and one of our properties is located in the Los Angeles area, which has recently experienced the significant and damaging effects of the January 2025 wildfires. The occurrence of these or other natural disasters could cause delays in the completion of our development projects or could adversely impact the ongoing operations at our home basing hangar campuses.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Our business may face public scrutiny related to environmental, social and governance (“ESG”) activities, which are considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that our corporate social responsibility practices will uniformly fit every investor’s definition of best practices for all ESG considerations across geographies and investor types.

Recently, “anti-ESG” sentiment has gained momentum across the U.S., with the proposal or enactment of “anti-ESG” policies, legislation or initiatives by several state legislatures and by the U.S. Congress. Further, the President recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. We could be criticized by ESG stakeholders for our performance on ESG topics and could likewise be criticized by anti-ESG stakeholders for the scope or nature of our sustainability initiatives or goals or for any revisions to these goals. Such anti-ESG and anti-DEI-related policies, legislation, initiatives and scrutiny could adversely affect our reputation, business, financial performance and growth.

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

Risks Relating to Our Organization and Structure

We are a “controlled company” within the meaning of the New York Stock Exchange listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

We qualify as a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our Board consist of independent directors, (ii) our compensation committee consist entirely of independent directors and (iii) our director nominees be selected or recommended to our Board by our independent directors.

We rely on certain of these exemptions. As a result, we do not have a compensation committee consisting entirely of independent directors and our directors are not nominated or selected solely by our independent directors. We may also rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemptions, holders of Class A Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

The Existing Sky Equityholders control the direction of our business, and the concentrated ownership of Common Stock prevent you and other stockholders from influencing significant decisions.

In connection with the Yellowstone Transaction, the Company, the Existing Sky Equityholders, and the Sponsor (collectively the “Stockholder Parties”) entered into a stockholders’ agreement (the “Stockholders’ Agreement”). Pursuant to the terms of the Stockholders’ Agreement, each of the parties thereto are required to take all necessary action to cause the specified designees of the Existing Sky Equityholders to be nominated to serve on our Board, and each of the holders are required, among other things, to vote all of the Company's securities held by such party in a manner necessary to elect the individuals designated by such holders. For so long as these parties hold a majority of Common Stock, they will be able to control the composition of our Board, which in turn will be able to control all matters affecting us, subject to the terms of the Stockholders’ Agreement, including:

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

More recently, the United States government has recently enacted the Inflation Reduction Act of 2022 which, among other things, significantly changes the taxation of business entities including by imposing a minimum tax equal to fifteen percent of the adjusted financial statement income of certain corporations as well as a one percent excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). The resulting tax liability could adversely impact the Company’s business, financial condition, results of operations and liquidity. The excise tax on share buybacks is currently not expected to have a material impact on the Company’s tax liability.

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

The market prices and trading volume that our shares of Class A Common Stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Class A Common Stock and Public Warrants to incur substantial losses. Since the closing of the Yellowstone Transaction, our Class A Common Stock has traded as low as $2.50 and as high as $43.41 through December 31, 2024. In addition, the volume of trading of our Class A Common Stock has been inconsistent. For example, on April 11, 2024 our Class A Common Stock had trading volume of 4,200 shares and on June 28, 2024 our Class A Common Stock had trading volume of 1,524,200 shares. Our Public Warrants have not traded in tandem with our Class A Common Stock, and since the closing of the Yellowstone Transaction have traded within a range of $0.17 to $3.98 through December 31, 2024.

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

As of December 31, 2024, there were 15,798,155 outstanding Warrants to purchase 15,798,155 shares of Class A Common Stock at an exercise price of $11.50 per share. To the extent the Warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market.

In addition, as of December 31, 2024, there were 42,046,356 outstanding Sky Common Units held by the members of Sky (excluding the Company as Managing Member of Sky), which may be redeemed for shares of our Class A Common Stock on a one-for-one basis, and in connection with the redemption of such Sky Common Units, the corresponding shares of Class B Common Stock will be cancelled. The lock-up period for the outstanding shares of Class B Common Stock, and for the shares of Class A Common Stock underlying the Private Placement Warrants, expired on January 25, 2023. Furthermore, we have registered for resale all of the Class A Common Stock underlying such outstanding Sky Common Units and Private Placement Warrants. Sales of substantial numbers of such shares in the public market, or the perception that such sales may occur, could adversely affect the market price of Class A Common Stock, the impact of which is increased as the value of our stock price increases.

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

In order to raise additional capital, we have offered in the past, and may offer in the future, additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock at prices that may not be the same as the price per share paid by any investor. For example, in September and December 2024, we sold and issued an aggregate of 7,911,580 2024 PIPE Shares (as defined herein) pursuant to the 2024 Purchase Agreement (as defined herein) at a net purchase price of $9.50 per share, which may be sold by the holders thereof upon the expiration of the lock-up period on April 25, 2025. Furthermore, we have registered the resale of all of the 2024 PIPE Shares by the holders thereof. Sales of substantial numbers of such shares in the public market, or the perception that such sales may occur, could adversely affect the market price of Class A Common Stock, the impact of which is increased as the value of our stock price increases. In addition, we may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by any investor, and investors purchasing shares or other securities in the future could have rights superior to you. The price per share at which we sell additional shares of our Class A Common Stock, or securities convertible or exchangeable into Class A Common Stock, in future transactions may be higher or lower than the price per share paid by any investor.

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

Cybersecurity represents a critical component of our overall approach to risk management. Our cybersecurity policies, standards and practices are fully integrated into our enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by our Board. Our cybersecurity policies, standards and practices follow recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. We generally approach cybersecurity threats through a cross-functional, multilayered methodology, with specific the goals of: (i) identifying, preventing and mitigating cybersecurity threats to us; (ii) preserving the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protecting our intellectual property; (iv) maintaining the confidence of our tenants, vendors and airport partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.

Risk Management and Strategy

Consistent with overall ERM policies and practices, our cybersecurity program focuses on the following areas:

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

●

we have established and maintain comprehensive incident response plans that fully outlines our response to, and recovery from a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are evaluated on an regular basis;

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

Governance

The Board, in coordination with the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that our management implements to address risks from cybersecurity threats. The Board and the Audit Committee each participate in relevant discussions on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Board and the Audit Committee will also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed, to the extent applicable.

Our Director of Information Technology is principally responsible for overseeing our cybersecurity risk management program, in partnership with other members of our management team. The Director of Information Technology works in coordination with the other members of our cybersecurity committee, which includes our Chief Financial Officer, Chief Accounting Officer and In-house Counsel. Our Director of Information Technology has served in various roles in information technology and information security for over 27 years. Our Director of Information Technology, in coordination with our cybersecurity committee, works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. Through the ongoing communications with our organization, the Director of Information Technology and the cybersecurity committee monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report such incidents to the Audit Committee when appropriate.

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

Our Class A Common Stock and Public Warrants are listed on the New York Stock Exchange under the symbols “SKYH” and “SKYH WS,” respectively.

As of March 20, 2025, there were 45 holders of record of Class A Common Stock and 2 holders of record of Warrants. However, because many of the shares of Class A Common Stock and the Warrants are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of Class A Common Stock and Warrants than record holders.

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

(c)	Securities Authorized for Issuance Under Equity Compensation Plans

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2025 Annual Meeting of Stockholders within 120 days of December 31, 2024.

(d)	Recent Sales of Unregistered Securities, Use of Proceeds from Registered Public Offering

During the year ended December 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities during the year ended December 31, 2024.

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

The physical footprint of the U.S. business aviation fleet grew by almost 36 million square feet in the past fourteen years, with hangar supply lagging dramatically, especially in key growth markets. As the fleet of private jets in the United States continues to grow, with recent new aircraft deliveries exceeding retirements, demand for hangar space is at a premium in part because new jets require taller tail clearances and more square footage of hangar space and the pace of new hangar construction has lagged behind the demand. The cumulative square footage of the business aircraft fleet in the United States increased 61% between 2010 and 2023. Moreover, over that same period, there was an 102% increase in the square footage of larger private jets – those with greater than a 24-foot tail height. A recent study conducted by a business aircraft manufacturer forecasted that business aircraft will only continue to grow in the next ten years, with up to 8,500 new business jet deliveries worth over $285 billion expected to be delivered between 2025 and 2034, with over two-thirds of the deliveries expected to be comprised of larger private jets. This forecast is further supported by data from the major business aviation manufacturers that suggest the current order backlog for new business aviation aircraft as of December 31, 2024 is over $52 billion, an increase of approximately 6% over the prior year.

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

We expect to realize economies of scale in construction through a prototype hangar design replicated at our home basing hangar campuses across the United States. This allows for centralized procurement, straightforward permitting processes, efficient development processes, and the best hangar in business aviation. Unlike a service company, our revenues are mostly derived from long-term rental agreements, offering stability and forward visibility of revenues and cash flows. This allows the Company to fund its development through the public bond market, providing capital efficiency and mitigating refinance risk.

For a more complete description of our operations, including our home basing hangar campus development projects, refer to Item 1 — Business.

Recent Developments

In September 2024, we entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) with certain investors (collectively, the “Initial 2024 Investors”), pursuant to which, among other things, we agreed to sell and issue to the Initial 2024 Investors at an initial closing an aggregate of 3,352,106 shares (the “Initial 2024 PIPE Shares”) of our Class A Common Stock for an aggregate net purchase price of approximately $31.8 million (the “Initial 2024 Closing”), and agreed to sell and issue to the Initial 2024 Investors at a second closing, at the option of the Initial 2024 Investors, up to an aggregate of number of shares equal to the number of each such Initial 2024 Investor's Initial 2024 PIPE Shares purchased in the Initial 2024 Closing at the same purchase price of $9.50 per share (the “Second 2024 Closing” and, together with the Initial Closing, the “2024 Financing”).

 The 2024 Purchase Agreement provided that, at any time prior to the Initial 2024 Closing, and at our sole discretion, additional investors (“Additional 2024 Investors” and, together with the Initial 2024 Investors, the “2024 Investors” ) could execute a joinder to the 2024 Purchase Agreement pursuant to which they would agree to purchase additional shares of Class A Common Stock (the “Additional 2024 PIPE Shares”) in the Initial 2024 Closing, along with the option to purchase Second Closing 2024 PIPE Shares (as defined below).

In October 2024, the Additional 2024 Investors each executed a joinder to the 2024 Purchase Agreement, pursuant to which the Additional 2024 Investors agreed to purchase, and we agreed to sell, an aggregate of 603,684 Additional 2024 PIPE Shares (together with the Initial 2024 PIPE Shares, the “First Closing 2024 PIPE Shares”) for an aggregate purchase price of $5.7 million. The Initial 2024 Closing of the 2024 Financing occurred on October 25, 2024, and 3,955,790 First Closing 2024 PIPE Shares were issued to the 2024 Investors for an aggregate purchase price of $37.6 million.

In December 2024, we sold and issued to the 2024 Investors an aggregate of 3,955,790 shares (the “Second Closing 2024 PIPE Shares” and, together with the First Closing 2024 PIPE Shares, the “2024 PIPE Shares”) for an aggregate purchase price of approximately $37.6 million (the “Second 2024 Closing”). Inclusive of the Initial 2024 Closing, we issued and sold an aggregate of 7,911,580 shares of Class A Common Stock for an aggregate purchase price of approximately $75.2 million.

In December 2024, we completed the acquisition of CloudNine at Camarillo LP (“CloudNine”) and Sky 805 LLC (“Sky 805”) in exchange for approximately $32 million in aggregate cash consideration (collectively, the “Camarillo Acquisitions”). Substantially all of the cash consideration paid in connection with the Camarillo Acquisitions was utilized to satisfy the pre-existing senior and subordinated debt obligations of CloudNine and Sky 805, which were not legally assumed by us. We did not assume any other debt in connection with the Camarillo Acquisitions. CloudNine's principal asset is an approximately 120,000-square-foot hangar and office complex at Camarillo Airport (“CMA”) in Camarillo, California, located in the greater Los Angeles metropolitan area. Sky 805 is the holder of related ground leases (the “CMA Leases”) and fixed-based operator rights at CMA.

In December 2024, we entered into a ground lease agreement (the “TTN Lease”) at Trenton-Mercer Airport (“TTN”) with the County of Mercer, New Jersey. The TTN Lease covers approximately 10 acres of property at TTN. The initial term of the TTN Lease will be 30 years from the earlier of certificate of occupancy or 36 months from the lease commencement date, as defined in the TTN Lease, with lease payments commencing contemporaneously with the term. The TTN Lease contains an option exercisable by the Company to extend the TTN Lease for an additional 20 years following the expiration of such initial term.

In January 2025, we transferred the listing of our Class A Common Stock and Warrants from the NYSE American LLC to the New York Stock Exchange.

Factors That May Influence Future Results of Operations

Airfield and Tenant Portfolio Growth

Our future success depends upon our ability to attract and retain tenants for hangars at our home basing hangar campuses. The extent to which we achieve growth in our customer base materially influences our business and results of operations. Any number of factors could affect our ability to grow our customer base, including tenant preferences for hangar space and related services, including size and location of the hangar, as well as general economic conditions. The level and volatility of fuel prices may also impact the general aviation industry and our ability to attract and retain tenants. In addition, our ability to attract and retain customers may be dependent on other factors outside of our control, including the future trend of private aircraft sizes and the availability of alternative hangars, including size, location and/or services provided. Any significant decline in our customer base, or in our rate of growth, could have a material adverse effect on our business and results of operations, which could, in turn, result in a decline in the trading price of our securities.

Our ability to expand through new ground leases at airports is also integral to our long-term business strategy and requires that we identify and consummate suitable new ground leases or investment opportunities in real estate properties for our portfolio that meet our investment criteria and are compatible with our growth strategy. Our ability to enter into new ground leases on favorable terms, or at all, may be adversely affected by certain significant factors. We may not be able to negotiate new ground leases with airport authorities on attractive terms or at all, and we may encounter competition from other potential ground lessors, which could significantly increase the lease rate for properties we seek to lease. In our efforts to secure new ground leases, we may incur significant costs and divert management attention in connection with evaluating and negotiating such ground leases, including ground leases that we are subsequently unable to execute. In addition, even if we enter into letters of intent or conditional agreements for new ground leases of airport properties, these agreements are subject to customary closing conditions, including, but not limited to, the satisfactory results of our due diligence investigations and local government and municipal authority approvals.

Construction Material Costs and Labor

When constructing our home basing hangar campuses, we use various materials, assemblies, and labor components. We contract for our materials and labor with various general contractors under guaranteed maximum price (GMP) contracts upon receipt of building permits. This allows us to mitigate certain inflationary pressures associated with increases in certain building materials and labor costs between the time construction begins at a hangar campus and the time it is completed. Typically, the materials and most of the components used to construct our hangar campuses are readily available in the United States, and we attempt to procure such materials from domestic sources where and when possible. We monitor the supply markets and ensure robust competition to achieve the best prices available. Typically, the price changes that most significantly influence our development operations are price increases in steel, concrete, and labor. In February 2025, the President of the United States issued an executive order reimposing tariffs on steel imports from all sources, ending country and product exemptions, and broadening the application of the tariffs to fabricated steel products. This order became effective on March 12, 2025. There can be no assurance as to when or if these or other import tariffs, quotas or other duties may be enacted, enforced, extended, modified or terminated in the future, or the extent of the impact of such tariffs will have on the cost of our construction materials. We believe that it is possible that market conditions, including recent and proposed changes in trade policies, may lead to continued increases in construction costs and market rental rates for hangars within our development projects. However, there can be no assurance that we will be able to increase the lease rates for the hangars within our hangar campuses to absorb these increased costs, if at all.

In May 2023, we acquired a controlling interest in Rapidbuilt, a metal building and hangar door manufacturer, that we expect will ultimately result in an increase in quality and a reduction in the overall cost of the metal building and hangar door components at future development projects. We expect that over time this vertical integration will enable us to deliver metal buildings to most of our development sites in shorter times as compared to the anticipated lead times associated with conventional metal building fabricators. We believe internal building fabrication will provide us opportunities to aggressively target continued schedule compression at most of our development projects in the future. In December 2023, we engaged several structural engineering firms to perform an independent peer review of the hangar buildings designed for our DVT Phase I and APA Phase I development projects. The independent peer reviews determined a significant design defect existed within our prototype hangar building designs that required retrofitting to both meet and exceed our standards and the respective local building codes. The anticipated retrofitting efforts were also applied to ADS Phase I, and we believe the aggregate additional cost of such retrofits totaled between $26 to $28 million. Such retrofitting efforts required an additional three to five months of construction duration for each project impacted. Given the design enhancements implemented at our APA Phase I, DVT Phase I, and ADS Phase I development projects, our total construction costs for these projects were each greater than our original estimates, and outside of the scope of the original guaranteed maximum price construction contracts. In March 2024, we funded the increase in estimated costs by contributing $27 million of our corporate cash holdings to SHC, thereby restricting the use of such cash to the project scope of the Series 2021 Bonds.

Our projections associated with the commencement and completion of construction, estimated total construction cost, hangars, and rentable square footage of our properties in development are inherently subjective and require judgement to estimate. We believe that our estimates of construction costs and timelines are subject to variability based on various factors including, but not limited to, changes in anticipated site plans, hangar mix, hangar specifications, executed guaranteed maximum price construction contracts, and general market conditions. In May 2024, we updated many of our preliminary estimates based on our intention to begin incorporating a larger hangar prototype into our home basing hangar campuses, which is intended to provide an increase in rentable square footage of hangar, office, and lounge space upon completion. This larger hangar prototype requires an increase in construction materials and components, and we expect its incorporation into multiple future development projects will ultimately result in cost savings through the realization of economies of scale. Our updated estimates of total construction costs do not include projections of potential cost reductions due to such efficiencies, and we continue to reevaluate our preliminary and updated estimates from time to time over the course of the development lifecycle. We intend to continue to aggressively mitigate inflationary pressures, reduce construction costs to the greatest extent possible, and pursue compressed development schedules. We currently structure our guaranteed maximum price construction contracts with shared savings clauses to incentivize the general contractors to reduce construction costs. No assurance can be given that our cost mitigation strategies will be successful, the costs of our ongoing and future projects will not exceed budgets or the guaranteed maximum price for such projects, or that the completion will not be delayed beyond the projected completion dates.

Increases in Market Interest Rates and Future Costs of Borrowing

Economic conditions and actions by policymaking bodies contributed to rising interest rates, which, along with increases in our borrowing levels, could increase our future borrowing costs. While the Federal Reserve reduced interest rates in September, November, and December 2024 and has indicated the potential for further rate cuts, interest rates remain relatively high and there can be no certainty with respect to the occurrence, timing, or magnitude of further interest rate cuts by the Federal Reserve, and thus no certainty with respect to the ultimate impact on our borrowing costs. We expect to issue additional debt to finance future site developments and elevated interest rates would impact our overall economic performance. In addition, we are subject to credit spreads demanded by fixed income investors. As a non-rated issuer, increases in general of credit spreads in the market, or for us, may result in a higher cost of borrowing in the future. We intend to access the bond market on an opportunistic basis. In addition, we may hedge against rising benchmark interest rates by entering into hedging strategies with high quality counterparties.

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

We previously raised equity capital, along with potential future debt and further equity issuances, including the 2024 Purchase Agreement and 2023 Purchase Agreement entered into on September 16, 2024 and November 1, 2023, respectively, see Liquidity and Capital Resources — Private Placement and Securities Purchase Agreement below, to begin to fund additional airport campuses and reach up to 20 airport campuses over the next several years. We also have the ability to access the capital markets through our ATM Facility and through our effective shelf registration statement on Form S-3. On average, each future campus is anticipated to be composed of 200,000 rentable square feet and is expected to cost approximately $60 million per campus, with 65% to 75% or more to be funded with additional private activity bonds or other indebtedness. All future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

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

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include:

Metric	Description

Revenue	The majority of our revenue is generated from rents and fees we earn pursuant to the lease and service agreements we enter into with our tenants. Our ability to achieve revenue growth depends upon our ability to attract and retain tenants for hangars at our home basing hangar campuses. The extent to which we achieve growth in our customer base materially influences our business and results of operations. Any number of factors could affect our ability to grow our customer base, including tenant preferences for hangar space and related services, including size and location of the hangar, as well as general economic conditions. Rental revenue is recognized in accordance with ASC Topic 842, Leases, and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease and (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the common area maintenance and operating expenses of the property and are recognized in the same period as the expenses are incurred. We derive all of our revenue from tenants in the United States.

Operating Expenses	In addition to changes in our revenue, our operating results are affected by, among other things, the level of our operating expenses. One of our largest expenses are the payments payable under our ground leases. For the years ended December 31, 2024 and 2023, we recognized expense related to ground leases of approximately $8.6 million and $3.9 million, respectively. We elect to expense rather than capitalize ground lease expense incurred at hangar campus sites under development and will incur expense under GAAP regardless of whether our ground leases defer cash rent payments until completion of construction. As we enter into new ground leases at new airport sites, our ground lease expense and associated cash payments to airport landlords will ultimately continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively. Other operating expenses reflected in our consolidated statement of operations are reflective of the professional, legal and consulting fees, compensation costs, and other general and administrative expenses, including those necessary to support our business as a public company such as expenses associated with corporate governance, SEC reporting, and other compliance matters. While we expect that such expenses will rise in some measure as our portfolio of hangar campuses grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies, economies of scale, insourcing of job functions, and cost control measures.

Operating Income (Loss)	The presentation of operating income (loss) provides a measure of performance which is useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Operating income (loss) is computed by deducting operating expenses from revenue.

Net Income (Loss)	The presentation of net income provides a measure of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons.

Adjusted EBITDA	We utilize Adjusted EBITDA to evaluate our operating and financial performance, which is supplemental in nature and a financial measure not calculated in accordance with GAAP. We define Adjusted EBITDA as net income before (i) depreciation and amortization expense, (ii) interest expense, (iii) interest income, (iv) non-cash stock-based compensation expense, (v) non-cash gains and losses resulting from the change in fair value of our liability-classified warrants, (vi) non-cash operating lease expense, (vii) non-cash operating lease income, (viii) provision for income taxes, (ix) other non-cash expenses, including, but not limited to, the impairment of long-lived assets, gains or losses arising from the disposition of assets, losses on extinguishment of debt, and other non-cash non-operating expenses. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it provides a view of our operating performance, analyzes our ability to meet debt service obligations, and facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, the age and book depreciation of assets, and equity-based incentive plans. Our method of calculating Adjusted EBITDA may differ from that utilized by other companies and therefore its comparability may be limited. See the section titled “Non-GAAP Financial Measures” below for more information and reconciliations to the most directly comparable GAAP financial measure.

Net Cash Provided From (Used In) Operating Activities	We focus on measures designed to monitor cash flow, including net cash provided from (used in) operating activities. The presentation of net cash provided from (used in) operating activities provides a measure of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Cost of Construction

Cost of construction on the consolidated balance sheets is carried at cost. The cost of acquiring an asset includes the costs necessary to bring a capital project to the condition necessary for its intended use. Costs are capitalized once the construction of a specific capital project is probable. Construction labor and other direct costs of construction are capitalized. Professional fees for engineering, procurement, consulting, and other soft costs that are directly identifiable with the project and are considered an incremental direct cost are capitalized. We allocate a portion of our internal salaries to both capitalized cost of construction and to compensation and benefits expense based on the percentage of time certain employees worked in the related areas. Interest costs on the loans and bonds used to fund the capital projects are also capitalized until the capital project is completed. Once a capital project is complete, the cost of the capital project is reclassified to Constructed Assets on the accompanying balance sheet and we begin to depreciate the constructed asset on a straight-line basis over the lesser of the life of the asset or the remaining term of the related ground lease, including expected renewal terms.

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

Results of Operations

Year ended December 31, 2024 Compared to the Year ended December 31, 2023

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Year ended
	December 31, 2024	December 31, 2023	Change
Revenue:
Rental revenue	$12,700	$7,137	$5,563
Fuel revenue	2,061	438	1,623
Total revenue	14,761	7,575	7,186

Expenses:
Campus operating expenses	3,953	3,065	888
Fuel expenses	555	214	341
Ground lease expenses	8,564	3,889	4,675
Depreciation and amortization	2,706	2,278	428
Pursuit and marketing expenses	2,027	1,519	508
Employee compensation and benefits	13,882	10,310	3,572
General and administrative expenses	3,488	3,293	195
Total expenses	35,175	24,568	10,607

Operating loss	(20,414)	(16,993)	(3,421)

Other (income) expense:
Interest expense, net of capitalized interest	715	541	174
Other (income) expense	(1,961)	(737)	(1,224)
Unrealized (gain) loss on warrants	34,515	8,644	25,871
Total other (income) expense	33,269	8,448	24,821

Net loss	$(53,683)	$(25,441)	$(28,242)

Revenues

Rental revenues for the year ended December 31, 2024 were approximately $12.7 million, compared to approximately $7.1 million for the year ended December 31, 2023. The approximately $5.6 million, or 78%, increase was primarily the result of the commencement of operations at SJC during the three months ended June 30, 2024 and the impact of increased occupancy at our BNA and OPF hangar campuses during the year ended December 31, 2024.

Fuel revenues for the year ended December 31, 2024 were approximately $2.1 million, compared to approximately $0.4 million for the year ended December 31, 2023. The approximately $1.6 million, or 371%, increase was primarily the result of an increase in fuel gallons uplifted at our BNA and OPF hangar campuses due to increased occupancy, the commencement of operations at SJC during the three months ended June 30, 2024, and fuel sales at our CMA operation, where our fuel revenues and the related expenses are recognized on a gross basis.

Operating Expenses

Campus operating expenses increased approximately $0.9 million, or 29%, from approximately $3.1 million for the year ended December 31, 2023, to approximately $4.0 million for the year ended December 31, 2024. Salaries, wages, and benefits associated with our hangar campus personnel increased approximately $0.6 million, primarily driven by the commencement of operations at our SJC hangar campus in April 2024, and headcount increases at our BNA and OPF hangar campuses. Other campus operating expenses increased approximately $0.3 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at each of our hangar campuses.

Fuel expenses for the year ended December 31, 2024 were approximately $0.6 million, compared to approximately $0.2 million for the year ended December 31, 2023. The approximately $0.4 million, or 159%, increase was primarily the result of the CMA Transaction during the three months ended December 31, 2024, and the related impact of recognizing certain fuel revenue and expenses on a gross basis.

Ground lease expenses increased approximately $4.7 million, or 120%, from approximately $3.9 million for the year ended December 31, 2023, to approximately $8.6 million for the year ended December 31, 2024. The increase in ground lease expense was driven primarily by expense recognized associated with the ground and hangar lease signed at SJC during the three months ended March 31, 2024. The increase in ground lease expense was also driven by the ground leases signed at PWK, BDL, and POU during the three months ended December 31, 2023, ORL during the three months ended March 31, 2024, IAD during the three months ended June 30, 2024, SLC during the three months ended September 30, 2024, and the ground leases assumed as part of the CMA Transaction during the three months ended December 31, 2024.

Depreciation increased approximately $0.4 million, or 19%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase primarily reflects a full year of depreciation related to Rapidbuilt, which was acquired during the three months ended June 30, 2023 and a full year of depreciation expense associated with our OPF hangar campus, which opened during the three months ended March 31, 2023.

Operating Expenses - Continued

Pursuit and marketing expenses for the year ended December 31, 2024 were approximately $2.0 million, compared to approximately $1.5 million for the year ended December 31, 2023. The approximately $0.5 million, or 33%, increase was primarily the result of investment in our growth strategy in securing airport site acquisitions and potential tenants throughout the year.

Compensation and benefits expenses increased approximately $3.6 million, or 35%, to $13.9 million for the year ended December 31, 2024, as compared to approximately $10.3 million for the year ended December 31, 2023. The increase was primarily driven by an increase in corporate headcount and expense recognized associated with our equity compensation programs. Headcount and compensation expenses increased approximately $1.8 million, and non-cash equity compensation expense increased approximately $1.6 million.

For the years ended December 31, 2024 and 2023, other general and administrative expenses were approximately $3.5 million and approximately $3.3 million, respectively. The approximately $0.2 million increase was primarily driven by slight increases in professional fees and technology costs due to the expansion of the business and headcount, offset by a slight decrease in corporate insurance premiums.

Other (Income) Expenses

Other (income) expenses for the year ended December 31, 2024 was approximately $33.3 million of expense as compared to approximately $8.5 million of expense for the year ended December 31, 2023. The approximately $24.8 million, or 294%, increase in expense was primarily due to an approximately $25.9 million variance related to the mark-to-market of the outstanding Warrants at December 31, 2024 as compared to December 31, 2023. The impact of the change in fair value of the Warrants was offset by an approximately $1.2 million increase in other income associated with interest earned and realized gains on our available-for-sale U.S. Treasury investment activity.

Non-GAAP Financial Measures

To supplement our results presented in accordance with GAAP, we utilize Adjusted EBITDA, a non-GAAP financial measure that excludes or adjusts certain items. We define Adjusted EBITDA as net income before (i) depreciation and amortization expense, (ii) interest expense, (iii) interest income, (iv) non-cash stock-based compensation expense, (v) non-cash gains and losses resulting from the change in fair value of our liability-classified warrants, (vi) non-cash operating lease expense, (vii) non-cash operating lease income, (viii) provision for income taxes, (ix) other non-cash expenses, including, but not limited to, the impairment of long-lived assets, gains or losses arising from the disposition of assets, losses on extinguishment of debt, and other non-cash non-operating expenses.

Management uses Adjusted EBITDA to facilitate operating performance comparisons from period to period. We believe this non-GAAP financial measure provide investors, analysts and other interested parties useful information to evaluate our business performance as the removal of certain non-cash expenses and income, they facilitate company-to-company operating performance comparisons. While we believe this non-GAAP financial measure is useful in evaluating our business, it should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measures may not be the same as a similarly entitled measure reported by other companies, limiting their usefulness as comparative measures. See below for a reconciliation of net income (loss) to Adjusted EBITDA, as well as “Key Business Metrics” for further discussion of Adjusted EBITDA.

Adjusted EBITDA

A reconciliation of net income (loss) to Adjusted EBITDA is presented below:

	Year-Ended
	December 31, 2024	December 31, 2023
Net loss	$(53,683)	$(25,441)
Add (subtract):
Depreciation and amortization	2,706	2,278
Interest expense	715	541
Interest income and realized gains from sales of available-for-sale securities	(1,961)	(737)
Changes in fair value of warrant liabilities	34,515	8,644
Stock-based compensation	3,918	2,259
Non-cash operating lease expense	4,651	2,121
Non-cash operating lease income	(109)	(239)
Adjusted EBITDA	$(9,248)	$(10,574)

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

We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional private activity bonds and other debt and the issuance of additional equity securities. We also have the ability to utilize our ATM Facility or otherwise utilize our shelf registration statement on Form S-3 to access the capital markets. However, as we have recently become a publicly-traded company, we cannot assure you that we will have access to these sources of capital or that, even if such sources of capital are available, that these sources of capital will be available on favorable terms. Our ability to incur additional debt will depend on multiple factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that are or may be imposed by future lenders. Our ability to access the equity and debt capital markets will depend on multiple factors as well, including general market conditions for real estate companies, our degree of leverage, the trading price of our common stock and debt and market perceptions about our Company.

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the Series 2021 Bonds indenture. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of December 31, 2024.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$42,442	$60,257
Restricted cash	51,917	12,009
Investments	18,987	11,866
Restricted investments	13,816	88,213
Total cash, restricted cash, investments, and restricted investments	$127,162	$172,345

2024 Private Placement and Securities Purchase Agreement

On September 16, 2024, we entered into the 2024 Purchase Agreement with the Initial 2024 Investors relating to, among other things, the issuance and sale to the Initial 2024 Investors at an initial closing an aggregate of 3,352,106 Initial 2024 PIPE Shares of our Class A Common Stock for an aggregate purchase price of $31.8 million. On October 25, 2024, the Additional 2024 Investors each executed a joinder to the 2024 Purchase Agreement, pursuant to which the Additional 2024 Investors agreed to purchase, and we agreed to sell, an aggregate of 603,684 Additional 2024 PIPE Shares for an aggregate purchase price of $5.7 million. The Initial 2024 Closing under the 2024 Purchase Agreement occurred on October 25, 2024, and 3,955,790 First Closing 2024 PIPE Shares were issued to the Investors for an aggregate purchase price of $37.6 million. In December 2024, we sold and issued to the 2024 Investors an aggregate of 3,955,790 Second Closing 2024 PIPE Shares for an aggregate purchase price of approximately $37.6 million (the “Second 2024 Closing”). Inclusive of the Initial 2024 Closing, we issued and sold an aggregate of 7,911,580 shares of Class A Common Stock for an aggregate purchase price of approximately $75.2 million. See “Note 11 — Equity” in the Notes to Consolidated Financial Statements for additional information regarding the 2024 Purchase Agreement.

2023 Private Placement and Securities Purchase Agreement

On November 1, 2023, we entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with certain investors (collectively, the “2023 Investors”), pursuant to which we sold and issued to the 2023 Investors at an initial closing an aggregate of 6,586,154 shares of our Class A Common Stock (the “Initial 2023 PIPE Shares”) and accompanying warrants to purchase up to 1,141,600 shares of Class A Common Stock (the “Initial PIPE Warrants”), for an aggregate purchase price of $42.8 million (the "Initial 2023 Financing"). On November 29, 2023, pursuant to the terms of the 2023 Purchase Agreement, we sold and issued to the 2023 Investors an aggregate of 2,307,692 shares of our Class A Common Stock (the “2023 Additional PIPE Shares” and, together with the 2023 Initial PIPE Shares, the “2023 PIPE Shares”) and accompanying warrants to purchase an aggregate of 400,000 shares of Class A Common Stock (the “Additional PIPE Warrants” and, together with the Initial PIPE Warrants, the “PIPE Warrants”) for an aggregate purchase price of $15.0 million. The aggregate PIPE financing through the 2023 Purchase Agreement totaled approximately $57.8 million. See “Note 11 — Equity” in the Notes to Consolidated Financial Statements for additional information regarding the 2023 Purchase Agreement.

At-the-Market Facility

On March 27, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, at our sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, we may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. We pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions.  During the year ended December 31, 2024, the Company sold 79,676 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $13.75. As a result, we have approximately $98.9 million in remaining capacity under our ATM Facility.

We are not obligated to sell any shares under the ATM Agreement. The offering of shares pursuant to the ATM Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through B. Riley, of all of the shares subject to the ATM Agreement and (ii) termination of the ATM Agreement in accordance with its terms. We have made limited sales under the ATM Facility to date and will only do so when our stock price is at prices our Board deems appropriate.

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

Covenants in the Series 2021 Bonds require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The Series 2021 Bonds are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of December 31, 2024, we were in compliance with all debt covenants.

Lease Commitments

The table below sets forth certain information with respect to our future minimum lease payments required under operating and finance leases as of December 31, 2024 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$6,353	$24
2026	7,460	17
2027	8,305	2
2028	8,678	-
2029	9,051	-
Thereafter	477,868	-
Total lease payments	517,715	43
Less imputed interest	(364,918)	(2)
Total	$152,797	$41

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2024 (in thousands):

	2025	2026-2027	2028-2029	Thereafter	Total
Principal Payments of bonds payable	$-	$-	$-	$166,340	$166,340
Interest Payments on bonds payable	6,941	13,881	13,881	108,027	142,730
Contractual payments on other long-term indebtedness	7,909	131	34	-	8,074
Lease commitments	6,377	15,784	17,729	477,868	517,758
Total	$21,227	$29,796	$31,644	$752,235	$834,902

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended
	December 31, 2024	December 31, 2023
Cash and restricted cash at beginning of period	$72,266	$41,396
Net cash used in operating activities	(9,095)	(7,735)
Net cash used in investing activities	(43,907)	(16,268)
Net cash provided by financing activities	75,095	54,873
Cash and restricted cash at end of period	$94,359	$72,266

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

Net cash used in operating activities was approximately $9.1 million for the year ended December 31, 2024, as compared to approximately $7.7 million of net cash used in operating activities for the same period in 2023. The approximately $1.4 million increase in net cash used in operating activities was primarily attributable to a $3.4 million unfavorable change in the Company's working capital position, which was primarily driven by the timing of spending commitments and payments of our accounts payable and other accrued expenses. This increase was offset by an approximately $2.0 million decrease in net loss, net of non-cash adjustments. The decrease in net loss, net of non-cash adjustments, was primarily driven by an increase in revenue which outpaced the growth in cash operating expenses.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various home basing hangar campus development projects, investment in U.S. Treasury Securities, and acquisition activities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of home basing hangar campus development projects.

Net cash used in investing activities was approximately $43.9 million for the year ended December 31, 2024, compared to net cash used in investing activities of approximately $16.3 million for the same period in 2023. The increase of approximately $27.6 million of net cash used in investing activities was driven primarily by the CMA asset acquisition during the three months ended December 31, 2024, which drove a increase of approximately $31.7 million, and a $20.9 million increase in capital expenditures during the year ended December 31, 2024 as compared to the year ended December 31, 2023. These increases were offset by the aggregate impact of our strategy to invest surplus cash in U.S. Treasury securities, which was comprised of an approximately $172.0 million decrease in purchases of held-to-maturity investments, an approximately $169.4 million increase in proceeds received from available-for-sale investments, an approximately $190.2 million increase in purchases of available-for-sale investments, and an approximately $124.0 million decrease in proceeds received from held-to-maturity investments for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Financing Activities

Our primary financing activities have consisted of equity capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our home basing hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash provided by financing activities was $75.1 million for the year ended December 31, 2024, compared to $54.9 million for the same period in 2023. The approximately $20.2 million increase in net cash provided by financing activities was primarily driven by the equity financing completed during the year ended December 31, 2024, as compared to the year ended December 31, 2023. During the year ended December 31, 2024, the Company received approximately $75.2 million of proceeds during the fourth quarter due to the issuance of Class A Common Stock in connection with the 2024 Purchase Agreement. During the year ended December 31, 2023, the Company received $57.8 million of proceeds during the respective fourth quarter due to the issuance of Class A Common Stock and Warrants in connection with the 2023 Purchase Agreement. The increase in net cash provided by financing activities was further driven by an approximately $3.0 million increase in proceeds received from the exercise of our outstanding Warrants and an approximately $1.1 million increase in net proceeds received from the issuance of Class A Common Stock through the ATM Facility.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sky Harbour Group Corporation and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

New York, New York

March 27, 2025

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Cash	$42,442	$60,257
Restricted cash	51,917	12,009
Investments	18,987	11,866
Restricted investments	13,816	88,213
Accounts receivable, prepaid expenses, and other assets	8,624	6,003
Cost of construction	144,900	64,212
Constructed assets, net	110,302	77,283
Right-of-use assets	147,831	70,527
Long-lived assets, net	14,732	11,829
Lease intangible assets, net	3,005	-
Total assets	$556,556	$402,199

Liabilities and equity
Accounts payable, accrued expenses, and other liabilities	$27,655	$16,740
Operating lease liabilities	152,797	69,437
Bonds payable, net of unamortized debt issuance costs and premiums	162,621	162,420
Loans payable and finance lease liabilities	7,535	9,311
Warrants liability	46,130	12,045
Total liabilities	396,738	269,953

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of December 31, 2024; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 33,456,227 and 24,165,523 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3	2
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,046,356 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	168,634	88,198
Accumulated deficit	(64,592)	(19,361)
Accumulated other comprehensive income	53	312
Total Sky Harbour Group Corporation stockholders’ equity	104,102	69,155

Non-controlling interests	55,716	63,091
Total equity	159,818	132,246

Total liabilities and equity	$556,556	$402,199

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended
	December 31, 2024	December 31, 2023
Revenue:
Rental revenue	$12,700	$7,137
Fuel revenue	2,061	$438
Total revenue	14,761	7,575

Expenses:
Campus operating expenses	3,953	3,065
Fuel expenses	555	214
Ground lease expenses	8,564	3,889
Depreciation and amortization	2,706	2,278
Pursuit and marketing expenses	2,027	1,519
Employee compensation and benefits	13,882	10,310
General and administrative expenses	3,488	3,293
Total expenses	35,175	24,568

Operating loss	(20,414)	(16,993)

Other (income) expense:
Interest expense, net of capitalized interest	715	541
Other (income) expense	(1,961)	(737)
Unrealized loss on warrants	34,515	8,644
Total other (income) expense	33,269	8,448

Net loss	$(53,683)	$(25,441)

Net loss attributable to non-controlling interests	(8,452)	(9,264)
Net loss attributable to Sky Harbour Group Corporation shareholders	$(45,231)	$(16,177)

Loss per share
Basic	$(1.76)	$(0.98)
Diluted	$(1.76)	$(0.98)
Weighted average shares
Basic	25,742	16,456
Diluted	25,742	16,456

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended
	December 31, 2024	December 31, 2023
Net loss	$(53,683)	$(25,441)
Unrealized gains on available-for-sale securities	556	684
Realized gains on available-for-sale securities reclassified to the consolidated statements of operations	(815)	(270)
Total other comprehensive loss	$(53,942)	$(25,027)

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Class A		Class B		Additional		Accumulated Other	Total	Non-
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2022	14,962,831	$1	42,192,250	$4	$29,560	$(3,184)	$(102)	26,279	$72,096	98,375
Share-based compensation	-	-	-	-	1,816	-	-	1,816	443	2,259
Vesting of restricted stock units	228,312	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(65,585)	-	-	-	(377)	-	-	(377)	-	(377)
Exchange of Class B Common Stock	145,894	-	(145,894)	-	184	-	-	184	(184)	-
Issuance of PIPE Shares, net of equity issuance costs	8,893,846	1	-	-	57,012	-	-	57,013	-	57,013
Exercise of warrants	225	-	-	-	3	-	-	3	-	3
Other comprehensive income (loss)	-	-	-	-	-	-	414	414	-	414
Net loss	-	-	-	-	-	(16,177)	-	(16,177)	(9,264)	(25,441)
Balance at December 31, 2023	24,165,523	2	42,046,356	4	88,198	(19,361)	312	69,155	63,091	132,246
Share-based compensation	-	-	-	-	3,737	-	-	3,737	181	3,918
Vesting of restricted stock units	406,661	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(120,886)	-	-	-	(1,443)	-	-	(1,443)	-	(1,443)
Exchange of Sky Incentive Units	751,485	-	-	-	280	-	-	280	(280)	-
Issuance of strock through ATM Facility, net of equity issuance costs	79,676	-	-	-	1,071	-	-	1,071	-	1,071
Issuance of PIPE Shares, net of equity issuance costs	7,911,580	1	-	-	74,572	-	-	74,573	-	74,573
Exercise of warrants	262,188	-	-	-	3,445	-	-	3,445	-	3,445
Assumption of Overflow NCI partnership interests	-	-	-	-	(1,226)	-	-	(1,226)	1,176	(50)
Other comprehensive income (loss)	-	-	-	-	-	-	(259)	(259)	-	(259)
Net loss	-	-	-	-	-	(45,231)	-	(45,231)	(8,452)	(53,683)
Balance at December 31, 2024	33,456,227	$3	42,046,356	$4	$168,634	$(64,592)	$53	$104,102	$55,716	$159,818

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net loss	$(53,683)	$(25,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,706	2,278
Straight-line rent adjustments, net	(109)	(239)
Equity-based compensation	3,918	2,259
Non-cash operating lease expense	4,651	2,121
Unrealized loss (gain) on warrants	34,515	8,644
Loss on disposition assets, net	30	-
Realized gain on available for sale investments	(307)	-
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other assets	(1,108)	(440)
Right-of-use asset initial direct costs	(17)	(26)
Accounts payable, accrued expenses, and other liabilities	309	3,109
Net cash used in operating activities	(9,095)	(7,735)

Cash flows from investing activities:
Purchases of long-lived assets	(2,262)	(767)
Payments for cost of construction	(76,287)	(55,373)
Proceeds from disposition of long-lived assets	11	-
Investment in notes receivable, net	(1,000)	(2,040)
Net cash (used in) provided by acquisition of business	(31,683)	1,793
Purchases of available for sale investments	(244,687)	(54,481)
Purchases of held-to-maturity investments	-	(171,991)
Proceeds from available for sale investments	237,614	68,194
Proceeds from held-to-maturity investments	74,387	198,397
Net cash used in investing activities	(43,907)	(16,268)

Cash flows from financing activities:
Proceeds from issuance of PIPE Shares	75,160	57,312
Proceeds from issuance of PIPE Warrants	-	497
Proceeds from exercise of warrants	3,015	3
Proceeds from ATM facility	1,094	-
Payments for equity issuance costs	(955)	(800)
Payments of loans payable	(1,776)	(1,762)
Payments of employee taxes related to vested equity awards	(1,443)	(377)
Net cash provided by financing activities	75,095	54,873

Net (decrease) increase in cash and restricted cash	22,093	30,870

Cash and restricted cash, beginning of year	72,266	41,396

Cash and restricted cash, end of year	$94,359	$72,266

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of December 31, 2024, SHG owned approximately 44.3% of the Sky Common Units, and the prior holders of Sky’s Existing Common Units (the “LLC Interests”) owned approximately 55.7% of the Sky Common Units and control the Company through their ownership of the Class B Common Stock, $0.0001 par value (“Class B Common Stock”) of the Company.

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

Certain historical amounts have been reclassified to conform to the current year’s presentation. Amounts previously presented as operating expenses are now separately disclosed as campus operating expenses, fuel expenses, and ground lease expenses within the consolidated statement of operations. Amounts previously presented as general and administrative expenses are now separately disclosed as pursuit and marketing expenses, compensation and benefits, and general and administrative expenses within the consolidated statement of operations. These reclassifications had no effect on total expenses, net loss, net loss per common share and had no impact on the Company’s consolidated balance sheets, statement of stockholders’ equity and statement of cash flows for the prior year period.

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

Cash and Restricted Cash

The Company’s cash is held at a major commercial bank, which cash balance may at times exceed the Federal Deposit Insurance Corporation limit. To date, the Company has not experienced any losses on its cash deposits. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. The Company classifies all highly liquid investments, with the exception of U.S. Treasury securities, purchased with an original maturity of three months or less as cash or restricted cash.

Pursuant to the Company’s bond offering described in Note 9 — Bonds Payable, Loans Payable, and Interest, various restricted trust bank accounts were established at a major financial institution. Such trust bank accounts are included in Restricted cash and Restricted investments on the consolidated balance sheet as of December 31, 2024 and December 31, 2023.

Investments

Investments of the Company's cash in various U.S. Treasury securities have been classified as available-for-sale and are carried at estimated fair value utilizing Level 1 inputs as determined based upon quoted market prices.

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive income (loss). The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's ability and intent to hold the available-for-sale security until a forecasted recovery occurs or its contractual maturity. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Interest income is recognized when earned as a component of other (income) expense. For available-for-sale securities sold prior to maturity, realized gains and losses and declines in fair value judged to be other than temporary, if any, are included in other (income) expenses. For available-for-sale securities held to maturity, the Company recognizes purchases of, and proceeds from, available-for-sale securities are reported on a gross basis in the cash flows from investing activities section of the consolidated statement of cash flows. The costs of investments sold is based on the specific-identification method.

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

Unrealized losses on certain of the Company's investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the years ended  December 31, 2024 and December 31, 2023. The Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost.

Cost of Construction

Cost of construction on the consolidated balance sheets is carried at cost. The cost of acquiring an asset includes the costs necessary to bring a capital project to the condition necessary for its intended use. Costs are capitalized once the construction of a specific capital project is probable. Construction labor and other direct costs of construction are capitalized. Professional fees for engineering, procurement, consulting, and other soft costs that are directly identifiable with the project and are considered an incremental direct cost are capitalized. Activities associated with internally manufactured hangar buildings, including materials, direct manufacturing labor, and manufacturing overhead directly identifiable with such activities are allocated to our construction projects and capitalized. The Company allocates a portion of its internal salaries to both capitalized cost of construction and to compensation and benefits expense based on the percentage of time certain employees worked in the related areas. Interest, net of the amortization of debt issuance costs and premiums, and net of interest income earned on bond proceeds, is also capitalized until the capital project is completed.

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

Lease intangible assets

Lease intangible assets on the consolidated balance sheets consists of acquired in-place lease and above-market lease intangible assets. Lease intangible assets are carried at cost less accumulated amortization. Amortization is recognized on a straight-line basis over the acquired leases' respective remaining term.

Impairment of long-lived assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment analyses are based on, in part, the Company’s current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimates of fair value are determined using discounted cash flow models, which consider, among other things, anticipated holding periods, current market conditions and utilize unobservable quantitative inputs, including appropriate capitalization and discount rates. If the estimates of the projected future cash flows, anticipated holding periods, or market conditions change, evaluation of impairment losses may be different and such differences could be material to the consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and other factors that could differ materially from actual results.

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

The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for both of the years ended December 31, 2024 and 2023. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. See Note 17 — Commitments and Contingencies.

Warrants liability

The Company accounts for the warrants assumed in the Yellowstone Transaction and the warrants sold and issued in connection with the 2023 Purchase Agreement (as defined in Note 11 — Equity) in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), under which warrants that do not meet the criteria for equity classification and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities carried at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized as an unrealized gain or loss in the consolidated statements of operations.

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

Business Combinations and Asset Acquisitions

The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business and therefore should be accounted for as a business combination, or if the transaction should be accounted for as an asset acquisition. Under ASC Topic 805, Business Combinations, an acquisition does not qualify as a business when substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets. If the Company determines that the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, the Company further considers whether the acquisition includes, at a minimum, inputs and processes that have the ability to create outputs in the form of revenue. If the assets acquired meet this criteria, the transaction is accounted for as a business combination.

The Company accounts for acquisitions that qualify as asset acquisitions utilizing a cost accumulation model whereby the purchase price of the acquisition is allocated to the assets acquired on a relative fair value basis on the date of acquisition. Inputs used to determine such fair values are primarily based upon internally developed models, publicly-available  information, a risk-adjusted discount rate and/or publicly-available data regarding transactions consummated by other market participants, as applicable.

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

Transaction-related costs related to asset acquisitions are capitalized as part of the cost basis of the acquired assets. Transaction-related expenses and restructuring costs that are deemed to be part of an acquisition of a business are expensed as incurred.

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

Variable lease payments consist of tenant reimbursements for common area maintenance, utilities, and operating expenses of the property, and various other fees, including fees associated with the delivery of aircraft fuel, late fees, and lease termination fees. Variable lease payments are charged based on the terms and conditions included in the respective tenant leases and are recognized in the same period as the expenses are incurred. For the year ended  December 31, 2024, rental revenue and fuel revenue includes $887 and $1,876 of variable lease payments, respectively. For the year ended  December 31, 2023, rental revenue and fuel revenue includes $1,127 and $438 of variable lease payments, respectively.

As of December 31, 2024 and December 31, 2023, the deferred rent receivable included in accounts receivable, prepaid expenses, and other assets was $594 and $367, respectively. Rent received in advance represents tenant payments received prior to the contractual due date, and is included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet. Rent received in advance consisted of $390 and $241 as of December 31, 2024 and December 31, 2023, respectively.

At certain of the Company's hangar campuses, the Company recognizes revenue from ground-based services, such as the fueling and towing of aircraft. Revenue for the sale of aircraft fuel is recognized at the time customer obtains control of the fuel. Revenue for the sale of other ground-based services is recognized at the time the service is performed and provided to customers. Customers are invoiced at the time the services are performed and the associated revenue is recognized in the period it is earned. The Company's fueling arrangements generally are unique at each location it operates, and may be accounted for on a gross or net basis. The Company determines whether to recognize fuel and services revenue on a gross or net basis based on consideration of various factors, including whether the Company has control of the products or services prior to delivery to customers, the Company's degree of latitude in establishing the sales price, whether the Company carries the associated inventory risk, and which party is the primary obligor within such sales arrangements.

For the year ended December 31, 2024 the Company did not derive 10% of its revenue from any single tenant. For the year ended December 31, 2023, the Company derived 30% of its revenue from two tenants.

Advertising Costs

The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing costs recognized as pursuit and marketing expenses totaled $431 for the year ended December 31, 2024, and $279 for the year ended December 31, 2023.

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

Amounts payable under the Tax Receivable Agreement, as defined in Note 14 — Income Taxes, are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable.

Recently Adopted Accounting Pronouncements

Segment Reporting (Topic 280)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements included in ASU No. 2023-07 are required for all public entities, including entities with a single reportable segment. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance retrospectively beginning with its consolidated financial statements for the year ended December 31, 2024. The adoption of ASU No. 2023-07 did not have a material effect on the Company's consolidated financial statements, except for the related disclosures.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose in the notes to financial statements specific categories within relevant expense captions presented on the face of the income statement. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied on a prospective basis with retrospective application permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

3.	Acquisitions

Camarillo Acquisition

On December 6, 2024 (the “CMA Closing Date”), the Company, through two wholly-owned subsidiaries of  Sky, completed the acquisition of CloudNine at Camarillo LP (“CloudNine”), a California limited partnership, and Sky 805 LLC (“Sky 805”), California limited liability company in exchange for approximately $32.1 million in aggregate cash consideration (collectively, the “Camarillo Acquisitions”). As a result of the Camarillo Acquisitions, CMA CloudNine Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Sky, owns a 100% limited partnership interest in CloudNine, and CMA Sky 805 Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Sky, is the sole member of Sky 805.

Substantially all of the cash consideration paid in connection with the Camarillo Acquisitions was utilized to satisfy the pre-existing senior and subordinated debt obligations of CloudNine and Sky 805, which were not legally assumed by the Company. The Company did not issue or assume any other debt in connection with the Camarillo Acquisitions. The Camarillo Acquisitions were accounted for as asset acquisitions, and the purchase price of the acquisitions was allocated to the assets acquired on a relative fair value basis on the date of acquisition.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the Camarillo Acquisitions:

December 6, 2024
Cash	$419
Constructed assets, net	30,382
Operating lease right-of-use assets	12,691
Long-lived assets, net	4,241
Total assets	47,733

Accounts payable, accrued expenses and other liabilities	1,511
Operating lease liabilities	14,113
Total liabilities	15,624
Total fair value of net assets acquired	$32,109

CloudNine's principal asset is an approximately 120,000 square foot hangar and office complex at Camarillo Airport (“CMA”) in Camarillo, California, located in the greater Los Angeles metropolitan area. Sky 805 is the holder of related ground leases (the “CMA Leases”) and fixed-based operator rights at CMA. The Company assumed all of CloudNine's and Sky 805's obligations under the CMA Leases in connection with the Camarillo Acquisitions. The CMA Leases pertain to four parcels covering approximately 17 acres of land at CMA and have remaining lease terms of 37 years, each with 10-year options exercisable at the sole discretion of the Company.

Rapidbuilt Business Combination

On May 12, 2023 (the “Option Exercise Date”), Sky exercised its option to acquire a 51% equity interest in Overflow Ltd., a Texas limited partnership (“Overflow”), and its wholly-owned operating subsidiary, Rapidbuilt, Inc., a Texas corporation (“Rapidbuilt”), for nominal consideration (the “Rapidbuilt Acquisition”). As a result of the Rapidbuilt Acquisition, Weatherford Steel Buildings Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Sky (“WSBH”), owned a 50% limited partnership interest in Overflow, and Weatherford Steel Buildings GP LLC, a Delaware limited liability company and wholly-owned subsidiary of Sky (“WSB GP”), owned a 1% general partnership interest in Overflow. On December 31, 2024, the Company assumed the former majority shareholder's ownership interest in Overflow for no consideration. As a result, WSBH and WSB GP own 100% of the partnership interests in Overflow as of December 31, 2024.

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

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the Rapidbuilt Acquisition:

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

.

4.	Investments and Restricted Investments

The following tables are summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of  December 31, 2024 and  December 31, 2023:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$18,934	$53	$-	$18,987
Total investments	$18,934	$53	$-	$18,987

Restricted investments, held-to-maturity:
U.S. Treasuries	13,816	85	(353)	13,548
Total restricted investments	$13,816	$85	$(353)	$13,548

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$11,554	$312	$-	$11,866
Total investments	$11,554	$312	$-	$11,866

Restricted investments, held-to-maturity:
U.S. Treasuries	88,213	105	(694)	87,624
Total restricted investments	$88,213	$105	$(694)	$87,624

The following table sets forth the maturity profile of the Company's investments and restricted investments as of December 31, 2024:

	Investments	Restricted Investments
Due within one year	$18,987	$2,356
Due one year through five years	-	11,460
Total	$18,987	$13,816

5.	Cost of Construction and Constructed Assets

The Company’s portfolio as of December 31, 2024 includes the following completed and in-development projects:

●	Addison Airport (“ADS”), Addison, TX (Dallas area);
●	Bradley International Airport (“BDL”), Windsor Locks, CT (Hartford area);
●	Camarillo Airport (“CMA”), Camarillo, CA (Los Angeles area);
●	Centennial Airport (“APA”), Englewood, CO (Denver area);
●	Chicago Executive Airport (“PWK”), Wheeling, IL (Chicago area);
●	Hudson Valley Regional Airport (“POU”), Wappingers Falls, NY (New York area);
●	Miami-Opa Locka Executive Airport (“OPF”), Opa Locka, FL (Miami area);
●	Nashville International Airport (“BNA”), Nashville, TN;
●	Orlando Executive Airport (“ORL”), Orlando, FL;
●	Phoenix Deer Valley Airport (“DVT”), Phoenix, AZ;
●	Salt Lake City International Airport (“SLC”), Salt Lake City, UT;
●	San José Mineta International Airport (“SJC”), San Jose, CA;
●	Sugar Land Regional Airport (“SGR”), Sugar Land, TX (Houston area);
●	Trenton-Mercer Airport (“TTN”), Ewing, NJ (New York and Philadelphia areas); and
●	Washington Dulles International Airport (“IAD”), Dulles, VA (Washington, DC area).

Constructed assets, net, and cost of construction, consists of the following:

	December 31, 2024	December 31, 2023
Constructed assets, net of accumulated depreciation:
Buildings: BNA, CMA, OPF Phase I, SGR, and SJC Renovation	$115,151	$80,232
Accumulated depreciation	(4,849)	(2,949)
	$110,302	$77,283
Cost of construction:
ADS Phase I, ADS Phase II, APA Phase I, BDL Phase I, DVT Phase I, OPF Phase II, ORL Phase I, and PWK Phase I	$144,900	$64,212

The BNA, CMA, OPF Phase I, SGR, and SJC Renovation sites are being depreciated over a weighted-average useful life of approximately 46.2 years. Depreciation expense for the year ended December 31, 2024 and 2023 totaled $1,899 and $1,737, respectively.

6.	Long-lived Assets and Lease Intangible Assets

Long-lived assets, net, consists of the following:

	December 31, 2024	December 31, 2023
Ground support equipment	$1,644	$1,051
Machinery and equipment	4,903	3,783
Buildings	5,434	5,380
Land	1,620	1,620
Other equipment and fixtures	966	596
Purchase deposits and construction in progress	2,380	362
	16,947	12,792
Accumulated depreciation	(2,215)	(963)
	$14,732	$11,829

Long-lived assets are being depreciated over a weighted-average use life of approximately 10.6 years. Depreciation expense for the year ended December 31, 2024 and 2023 totaled $782 and $541, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled $488 and $331 for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and December 31, 2023, long-lived assets included approximately $2,380 and $362, respectively, of purchase deposits towards long-lived assets which are not being depreciated as the assets have not been placed into service.

Lease intangible assets, net, consists of the following:

	December 31, 2024	December 31, 2023
Acquired in-place leases	$1,878	$-
Above market leases	1,151	-
	3,029	-
Accumulated amortization	(24)	-
Total operating lease expense	$3,005	$-

Lease intangible assets are being amortized over a weighted-average use life of approximately 10.3 years. Amortization expense for the year ended December 31, 2024 and 2023 totaled $24 and $0, respectively.

Estimated amortization of the respective intangible lease assets as of December 31, 2024 for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Acquired In-Place Leases	Above Market Leases
2025	$191	$104
2026	191	104
2027	191	104
2028	191	104
2029	191	104
Thereafter	907	623
Total	$1,862	$1,143

7.	Supplemental Balance Sheet and Cash Flow Information

Accounts payable, accrued expenses, and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	December 31, 2024	December 31, 2023
Costs of construction	$14,267	$7,022
Employee compensation and benefits	2,746	2,438
Interest	3,474	3,474
Professional Fees	1,149	1,154
Property Taxes	969	468
Tenant security deposits	1,036	636
Other	4,014	1,548
	$27,655	$16,740

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Year ended
	December 31, 2024	December 31, 2023
Accrued costs of construction, including capitalized interest	$15,796	$9,875
Accrued costs of long-lived assets	741	32
Accrued equity issuance costs	-	1,000
Debt issuance costs and premium amortized to cost of construction	201	210

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Year ended
	December 31, 2024	December 31, 2023
Right-of-use assets obtained in exchange for operating lease liabilities	$64,802	$16,870
Net increase (decrease) in right-of-use assets and operating lease liabilities due to lease remeasurement	839	(1,639)

The following table summarizes interest paid:

	Year ended
	December 31, 2024	December 31, 2023
Interest paid	$7,655	$7,481

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Year ended
	December 31, 2024	December 31, 2023
Cash, beginning of year	$60,257	$2,174
Restricted cash, beginning of year	12,009	39,222
Cash and restricted cash, beginning of year	$72,266	$41,396

Cash, end of year	$42,442	$60,257
Restricted cash, end of year	51,917	12,009
Cash and restricted cash, end of year	$94,359	$72,266

8.	Leases

Lessee

The table below summarizes operating lease expense for the years ended December 31, 2024 and December 31, 2023 recorded in the captions within our consolidated statement of operations:

	Year Ended
	December 31, 2024	December 31, 2023
Ground lease expenses	$8,564	$3,889
Fuel expenses	270	158
General and administrative expenses	111	96
Total operating lease expense	$8,945	$4,143

The Company’s ground leases have remaining terms ranging between 19 to 72 years, including options for the Company to extend the terms. These leases expire between 2044 and 2097, which include all lease extension options available to the Company. Certain of the Company's ground leases contain options to lease additional parcels of land at the Company's option within a specified period of time. In addition to the Company’s ground leases, the Company has operating leases for office space and ground support vehicles, and finance leases for vehicles supporting operations at Rapidbuilt.

In  January 2023, the Company executed a lease amendment with the Town of Addison, Texas, to add two additional parcels of land (the “ADS Expansion Parcels”) to the existing lease at ADS (the “ADS Lease”). The land associated with the ADS Expansion Parcels became available for possession in  June 2023 for one parcel, and is expected to become available for possession in  July 2024 for the other. The lease term for the ADS Expansion Parcels will be 40 years from the completion of construction for each respective parcel, and will effectively extend the term of the existing ADS Lease to be co-terminus with the ADS Expansion Parcels. The ADS Lease and the ADS Expansion Parcels contain no additional extension options as the lease term is the maximum allowable term permitted by the Town of Addison.

In October 2023, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement with PWK (the “PWK Lease”). The PWK Lease is divided into two parcels, with the first parcel containing approximately 15 acres of land (“PWK Phase I”). Under the terms of the PWK Lease, it is the intent of PWK to grant the Company a second parcel containing approximately 10 acres of land (“PWK Phase II”). The grant of the PWK Phase II land is at the sole discretion of PWK following the Company's completion of its development project at PWK Phase I. The term of the PWK Lease will be 50 years from the acceptance of the PWK Phase I parcel following customary due diligence and completion of a land survey, with lease payments commencing following the completion of construction. The PWK Lease contains no additional extension options exercisable by the Company or PWK.

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

In December 2023, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement at POU with the County of Dutchess, New York (the “POU Lease”). The POU Lease covers two parcels containing approximately 7 acres of land at POU. The initial term of the POU Lease was 15 years from the date of completion of construction. The POU Lease contained language permitting the Company to extend the POU Lease an additional 25 years at any point following the execution of the POU Lease, subject to Dutchess County legislative approval. The POU Lease contains customary deadlines by which the Company must submit site design plans and commence construction. In November 2024, the Company executed an amendment to the POU Lease (the “Amended POU Lease”). The Amended POU Lease extended the term of such ground lease from 15 year to 40 years from the completion of construction, with lease payments commencing upon the earlier of completion of construction or June 2027.

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

In December 2024, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “TTN Lease”) at Trenton-Mercer Airport (“TTN”) with the County of Mercer, New Jersey. The TTN Lease covers approximately 10 acres of property at TTN. The initial term of the TTN Lease will be 30 years from the earlier of certificate of occupancy or 36 months from the lease commencement date, as defined in the TTN Lease, with lease payments commencing contemporaneously with the term. The TTN Lease contains an option exercisable by the Company to extend the TTN Lease for an additional 20 years following the expiration of such initial term.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Year ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,223	$1,971
Operating cash flows from finance leases	3	2
Financing cash flows from finance leases	26	18

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term in years	December 31, 2024	December 31, 2023
Operating leases
Ground leases - Unimproved at commencement	54.6	55.8
Ground leases - Existing improvements	31.0	46.1
Equipment leases	5.2	4.0
Office Leases	1.1	1.4
All operating leases	44.6	53.4
Finance leases	1.9	2.7

Weighted Average Discount Rate
Operating leases
Ground leases - Unimproved at commencement	5.45%	5.22%
Ground leases - Existing improvements	5.18%	4.00%
Equipment leases	5.46%	5.45%
Office Leases	4.82%	2.46%
All operating leases	5.39%	5.08%
Finance leases	4.98%	5.00%

The Company’s future minimum lease payments required under leases as of  December 31, 2024 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025	$6,353	$24
2026	7,460	17
2027	8,305	2
2028	8,678	-
2029	9,051	-
Thereafter	477,868	-
Total lease payments	517,715	43
Less imputed interest	(364,918)	(2)
Total	$152,797	$41

Lessor

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  December 31, 2024:

Year Ending December 31,	Operating Leases
2025	$14,807
2026	12,127
2027	9,321
2028	7,139
2029	3,736
Thereafter	16,017
Total	$63,147

9.	Bonds payable, loans payable and interest

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

The bond trustee established various restricted bank accounts which were initially funded with the bond proceeds and cash on hand. The bond trustee will continue to control the Borrowers’ cash receipts and disbursements under a Trust Agreement. Such restricted funds are available to fund the construction expenditures of the two phases of OPF, BNA, DVT, APA, and ADS Phase I, with certain approvals and supplemental reports, up to $25 million at other airport sites, in addition to certain operating expenses such as ground lease expense. These accounts also include funds to pay debt service through the end of construction at each site and various reserve funds such as a ramp-up reserve, debt service reserve, and a maintenance reserve fund. Such trust bank accounts total approximately $62.7 million, of which $48.9 million and $13.8 million and included in Restricted cash and Restricted investments, respectively, on the consolidated balance sheet as of December 31, 2024.

The Borrowers have agreed to use all commercially reasonable efforts to jointly maintain a Debt Service Coverage Ratio (as defined in the agreement) of 1.25 for each applicable test period; provided, however, that the failure to maintain this ratio will not be considered an event of default so long as the Obligated Group takes all commercially reasonable action for correcting such deficiency. The measurement of the Debt Service Coverage Ratio commenced with the period ending December 31, 2024. If the Debt Service Coverage Ratio as of the end of any fiscal quarter is less than 1.0, the parent companies of the Borrowers will make contributions to the borrowers or otherwise cause the Debt Service Coverage Ratio to be at least 1.0 within 10 business days of the test date. If the Debt Service Coverage Ratio as of the end of any fiscal quarter is less than 1.25, Sky Harbour Capital LLC must deliver to the trustees an independent consultant’s report and a specific plan designed to achieve a Debt Service Coverage Ratio of 1.25 in the following fiscal year within 120 days. The Company was in compliance with all debt covenants as of December 31, 2024.

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

As of December 31, 2024 and December 31, 2023, the fair value of the Company's Series 2021 Bonds was approximately $143.8 million and $116.5 million, respectively. The fair value of the Company's bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets.

The following table summarizes the Company’s Bonds payable as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(4,753)
Accumulated amortization of debt issuance costs and accretion bond premium	785	584
Total Bonds payable, net	$162,621	$162,420

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

Loans Payable and Finance Leases

The following table summarizes the Company's loans payable and finance lease liabilities as of December 31, 2024 and December 31, 2023:

		December 31, 2024		December 31, 2023
	Maturity Dates	Weighted-Average Interest Rates	Balance	Weighted-Average Interest Rates	Balance
Vista Loan	December 2025	8.43%	$7,224	$8.53%	$8,768
Equipment loans	August 2026 - September 2028	8.01%	270	8.09%	475
Finance leases	September 2024 - July 2027	5.00%	41	5.00%	67
Total Loans payable and finance leases		8.39%	$7,535	8.47%	$9,310

Interest

The following table sets forth the details of interest expense:

	Year ended
	December 31, 2024	December 31, 2023
Interest	$7,655	$7,481
Accretion of bond premium and amortization debt issuance costs	201	210
Total interest incurred	7,856	7,691
Less: capitalized interest	(7,141)	(7,150)
Interest expense	$715	$541

10.	Warrants

SHG's legal predecessor, Yellowstone Acquisition Company (“YAC”) issued to third-party investors 6,799,439 warrants which entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). In addition, 7,719,779 private placement warrants were sold to the Sponsor. Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Warrants remain outstanding under the same terms and conditions to purchase shares of the Company’s Class A Common Stock. The terms of the Private Warrants are identical to those of the Public Warrants, except for that so long as the Private Warrants are held by the Sponsor or its permitted transferees, they may be exercised on a cashless basis.

In connection with the 2023 Purchase Agreement (as defined in Note 11 — Equity), the Company issued to third-party investors 1,541,600 warrants (the “PIPE Warrants”, and together with the Public Warrants and the Private Warrants, the “Warrants”). The PIPE Warrants are similar in form and substance to the Company’s Public Warrants.

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

During the year ended December 31, 2024, 262,188 Warrants were exercised, resulting in approximately $3.0 million of proceeds. During the year ended December 31, 2023, 225 Warrants were exercised, resulting in an immaterial amount of proceeds. As of December 31, 2024, 15,798,155 Warrants remain outstanding.

The closing price of the Warrants was $2.92 and $0.75 per warrant on December 31, 2024 and December 31, 2023, respectively. The aggregate fair value of the Warrants was approximately $46.1 million and $12.0 million as of December 31, 2024 and December 31, 2023, respectively. During the years ended December 31, 2024 and December 31, 2023, the Company recorded unrealized losses of approximately $34.5 million and $8.6 million associated with the change in fair value of the Warrants.

11.	Equity

Common Equity

As of December 31, 2024, there were 33,456,227 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

At-the-Market Facility

On March 27, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which the Company  may, from time to time, at its sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, the Company may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose. The Company will pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions. During the year ended December 31, 2024, the Company sold 79,676 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $13.75.

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

2023 Private Placement and Securities Purchase Agreement

On  November 1, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with certain investors (collectively, the “2023 Investors”), pursuant to which the Company (i) sold and issued to the 2023 Investors at an initial closing an aggregate of 6,586,154 shares (the “Initial 2023 PIPE Shares”) of the Company’s Class A Common Stock and accompanying warrants to purchase up to 1,141,600 shares of Class A Common Stock (the “Initial PIPE Warrants”), for an aggregate purchase price of $42.8 million (the "Initial 2023 Financing"), and (ii) sold and issued to the 2023 Investors at a second closing, an aggregate of 2,307,692 shares (the “Additional 2023 PIPE Shares”, and, together with the Initial 2023 PIPE Shares, the “2023 PIPE Shares” ) of the Company’s Class A Common Stock and accompanying warrants to purchase up to an aggregate of 400,000 shares of Class A Common Stock (the “Additional PIPE Warrants” and, together with the Initial PIPE Warrants, the “PIPE Warrants”) for an aggregate purchase price of $15.0 million (the “Additional 2023 Financing” and, together with the Initial 2023 Financing, the “2023 Financing”).

The closing of the Initial 2023 Financing occurred on  November 2, 2023 (the “Initial 2023 Closing Date”) , and the closing of the Additional 2023 Financing occurred on November 9, 2023. Together with the Initial 2023 Financing, the aggregate PIPE financing through the 2023 Purchase Agreement totaled approximately $57.8 million.

The 2023 Purchase Agreement included certain covenants, including a limitation on the Company’s use of the net proceeds from the 2023 Financing, certain customary standstill restrictions for a period of 90 days following the Initial 2023 Closing Date and a restriction on paying any extraordinary dividend to the extent it would result in the issuance of a number of shares of Class A Common Stock upon exercise of the PIPE Warrants (without regard to any limitations on exercise of the PIPE Warrants) in excess of the number of shares of Class A Common Stock permissible by the NYSE American LLC to be issued without stockholder approval. In addition, pursuant to the 2023 Purchase Agreement, the Company granted to the Lead Investor certain participation rights with respect to certain future equity and debt offerings by the Company until the eighteen-month anniversary of the Initial 2023 Closing Date.

2024 Private Placement and Securities Purchase Agreement

On September 16, 2024, the Company entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) with certain investors (collectively, the “Initial 2024 Investors”), pursuant to which the Company agreed to sell and issue to the Initial 2024 Investors at an initial closing an aggregate of 3,352,106 shares (the “Initial 2024 PIPE Shares”) of the Company’s Class A Common Stock for an aggregate purchase price of approximately $31.8 million (the “Initial 2024 Closing”), and agreed to sell and issue to the Initial 2024 Investors at a second closing, at the option of the Initial 2024 Investors, up to an aggregate of number of shares equal to the number of each such Initial 2024 Investor's Initial 2024 PIPE Shares purchased in the Initial 2024 Closing at the same purchase price of $9.50 per share (the “Second 2024 Closing” and, together with the Initial Closing, the “2024 Financing”).

The 2024 Purchase Agreement provided that, at any time prior to the Initial 2024 Closing, and at the sole discretion of the Company, additional investors (“Additional 2024 Investors” and, together with the Initial 2024 Investors, the “2024 Investors” ) could execute a joinder to the 2024 Purchase Agreement pursuant to which they would agree to purchase additional shares of Class A Common Stock (the “Additional 2024 PIPE Shares”) in the Initial 2024 Closing, along with the option to purchase Second Closing 2024 PIPE Shares.

On October 25, 2024, the Additional 2024 Investors each executed a joinder to the 2024 Purchase Agreement, pursuant to which the Additional 2024 Investors agreed to purchase, and the Company agreed to sell, an aggregate of 603,684 Additional 2024 PIPE Shares (together with the Initial 2024 PIPE Shares, the “First Closing 2024 PIPE Shares”) for an aggregate purchase price of $5.7 million. The Initial 2024 Closing of the 2024 Financing occurred on October 25, 2024, and 3,955,790 First Closing 2024 PIPE Shares were issued to the 2024 Investors for an aggregate purchase price of $37.6 million, on October 25, 2024 (the “Initial 2024 Closing Date”).

On December 20, 2024, pursuant to the terms of the 2024 Purchase Agreement, the Company sold and issued to the 2024 Investors an aggregate of 3,955,790 shares (the “Second Closing 2024 PIPE Shares” and, together with the First Closing 2024 PIPE Shares, the “2024 PIPE Shares”) of Class A Common Stock for an aggregate purchase price of approximately $37.6 million (the “Second 2024 Closing”). Inclusive of the Initial 2024 Closing, the Company issued and sold an aggregate of 7,911,580 shares of Class A Common Stock for an aggregate purchase price of approximately $75.2 million pursuant to the 2024 Purchase Agreement.

The 2024 Purchase Agreement includes certain covenants, including a limitation on the Company’s use of the net proceeds from the 2024 Financing and a restriction on the Company’s issuance of additional shares of Class A Common Stock for a period of 90 days following the Initial 2024 Closing Date, subject to certain exceptions. The 2024 PIPE Shares were offered and sold in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. In connection with the 2024 Financing, the 2024 Investors entered into a customary lock-up agreement that restricts sales of shares of Class A Common Stock by the 2024 Investors for a period of six months beginning on the Initial 2024 Closing Date, subject to certain exceptions.

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of December 31, 2024 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares on the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of December 31, 2024, the LLC interests owned approximately 55.7% of the Sky Common Units outstanding.

The former majority shareholder's ownership in Overflow was presented as a non-controlling interest within the Equity section of the consolidated balance sheet. On December 31, 2024, the Company assumed the former majority shareholder's ownership interest in Overflow for no consideration. As of December 31, 2024 and December 31, 2023, the former majority shareholder owned 0% and 49% of the partnership interests in Overflow, respectively.

12.	Equity Compensation

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

On an annual basis, the Company grants RSUs which have time-based conditions and are classified as equity awards. During the year ended December 31, 2024, the Company granted 430,002 time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan at a weighted average grant date fair value of $12.33. The RSUs will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on fourth anniversary. All RSUs were valued at their fair market value, which was the closing price of the Company's stock on the date of the grant.

The following tables presents a summary of RSU activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2024	871,732	$6.65
Granted	430,002	12.33
Vested	(406,042)	6.89
Forfeited	(6,746)	11.71
Unvested as of December 31, 2024	888,946	$9.17

During the years ended December 31, 2024, and December 31, 2023, the Company recognized stock compensation expense of $3,425 and $1,816, respectively, associated with the RSUs within employee compensation and benefits within the consolidated statement of operations. The unrecognized compensation costs associated with all unvested RSUs at December 31, 2024 was approximately $6.9 million that is expected to be recognized over a weighted-average future period of 2.5 years.

Non-qualified Stock Options (“NSOs”)

In February 2024, the Company granted to certain employees options to purchase 438,781 shares of Class A Common Stock at an exercise price of $11.63 under the Company's 2022 Incentive Award Plan. The NSOs vest ratably over a four-year period beginning on the sixth anniversary of the grant date and have a term of 10 years. The options were valued at $7.32 using a Black -Scholes pricing model. During the year ended December 31, 2024, the Company recognized stock compensation expense of approximately $0.3 million  associated with all NSO awards. The unrecognized compensation costs associated with all unvested NSOs at December 31, 2024 was approximately $2.9 million that is expected to be recognized over a weighted-average future period of 8.1 years.

Sky Incentive Units

The Company recognized equity-based compensation expense relating to awarded equity units of Sky (the “Sky Incentive Units”) of $181 and $444 for the years ended December 31, 2024, and December 31, 2023, respectively. Expense associated with the Sky Incentive Units is recorded within employee compensation and benefits within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. As of  December 31, 2024, there was $0.1 million of total unrecognized compensation expense that is expected to be recognized over a weighted-average future period of 0.4 years.

13.	Income Taxes

We are subject to taxation in all jurisdictions in which we operate that impose an income tax on our business activities. The components of the income tax expense for the years ended  December 31, and the tax effects of temporary differences that give rise to deferred taxes at  December 31, are as follows:

	Year Ended December 31,
	2024	2023
Income tax benefit:
Deferred federal income tax benefit	(3,275)	(1,382)
Deferred state income tax benefit	(231)	(37)
Total income tax benefit before valuation allowance	(3,506)	(1,419)
Valuation allowance	3,506	1,419
Total income tax benefit	$-	$-

A reconciliation of the statutory federal income tax expense to the income tax expense (benefit) prior to income (loss) attributable to non-controlling interests from continuing operations at December 31, 2024 and December 31, 2023 is as follows:

	For the Year Ended December 31,
	2024	2023
Income tax benefit at the federal statutory rate of 21%	(11,273)	(5,342)
State income tax benefit, net of federal benefit	(183)	(133)
Unrealized loss on warrants	7,248	1,815
Stock-based compensation	(384)	105
Income taxed to non-controlling interests	1,465	1,644
Other, net	(379)	492
Change in valuation allowance	3,506	1,419
Total income tax benefit	$-	$-

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the years ended December 31, 2024 and 2023. The effective income tax rate for the year ended December 31, 2024 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Components of the Company’s deferred tax assets at December 31, 2024 and December 31, 2023 are as follows:

	For the Year Ended December 31,
	2024	2023
Deferred tax assets:
Amortization	22	27
Difference between book and tax capital accounts	495	485
Accounts receivable, prepaid expenses, and other assets	140	-
Stock-based compensation	399	139
Lease liability	9	14
Net operating loss carryforwards	7,058	4,146
Valuation allowance	(7,586)	(4,080)
Total deferred tax assets	$537	$731

Deferred tax liabilities:
Unrealized Gain/Loss on investments	-	$(1)
Long-lived assets	(529)	(716)
Right-of-use assets	(8)	(14)
Total deferred tax liabilities	$(537)	$(731)
Total	$-	$-

The realization of deferred tax assets, including net operating loss carryforwards ("NOLs"), is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards, and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. For the year ended December 31, 2024, we recorded a full valuation allowance due to historical losses before income taxes which reduced management's ability to rely on future expectations of income.

As of December 31, 2024, we have available federal tax operating loss carryforwards of approximately $32.0 million, including approximately $1.7 million generated by our legal predecessor prior to the Yellowstone Transaction and $6.0 million generated by our subsidiary, Rapidbuilt. All federal tax operating loss carryforwards arose in tax years subsequent to 2017. Tax operating loss carryovers arising in years after 2017  may be carried forward indefinitely but are only available to offset 80% of future taxable income. We have available state tax operating loss carryforwards of approximately $32.0 million, which are available to reduce future state taxable income and would begin to expire in tax year 2040 in various amounts. Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code, as amended, and similar state provisions.

Uncertain Tax Positions

We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

The federal and state statutes of limitation for assessment of tax liability generally lapse within three years after the date the tax returns are filed. However, income tax attributes that are carried forward, such as net operating loss carryforwards, may be challenged and adjusted by taxing authorities at any time prior to the expiration of the statute of limitations for the tax year in which they are utilized. As of December 31, 2024, we do not have any open exams; however, all tax years, including those of our legal predecessor, are subject to examination by the Internal Revenue Service.

Tax Receivable Agreement

Following closing of the Yellowstone Transaction, the Company, Sky, the LLC Interests, and the TRA Holder Representative, entered into a tax receivable agreement (the “Tax Receivable Agreement”). Pursuant to the Tax Receivable Agreement, the Company will generally be required to pay the LLC Interests 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Company realizes, or is deemed to realize, as a result of certain tax attributes, including:

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

As of December 31, 2024, no transactions occurred that would result in a cash tax savings benefit that would trigger the recording of a liability under the terms of the Tax Receivable Agreement.

14.	Earnings (loss) per Share

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

	Year Ended
	December 31, 2024	December 31, 2023
Numerator:
Net loss	$(53,683)	$(25,441)
Less: Net loss attributable to non-controlling interests	(8,452)	(9,264)
Basic and diluted net loss attributable to Sky Harbour Group Corporation shareholders	(45,231)	(16,177)

Denominator:
Based and diluted weighted average shares of Class A Common Stock outstanding	25,742	16,456

Loss per share of Class A Common Stock – Basic and diluted	$(1.76)	$(0.98)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net loss per common share due the Company's net loss position were as follows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Shares subject to unvested restricted stock units	889	931
Shares issuable upon the exercise of unvested stock options	439	-
Shares issuable upon the exercise of Warrants	15,798	16,061
Shares issuable upon the exchange of Class B Common Stock	42,046	42,046
Shares issuable upon the exercise and exchange of Sky Incentive Units	2,056	2,808

15.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Unrealized gain (loss) on Available-for-sale Securities	Total
Balance as of December 31, 2022	$(102)	$(102)
Other comprehensive loss before reclassifications	684	684
Amounts reclassified to other (income) expense	(270)	(270)
Balance as of December 31, 2023	$312	$312
Other comprehensive income before reclassifications	556	556
Amounts reclassified to other (income) expense	(815)	(815)
Balance as of December 31, 2024	$53	$53

During the years ended December 31, 2024 and  December 31, 2023, the Company reported reclassifications of $815 and $270, respectively, of unrealized gains on available-for-sale securities to net income as a component of other (income) expense.

16.	Segment Information

The Company has one consolidated reportable segment. This segment derives revenues from customers through the leasing of home-basing aircraft hangars and through services and products ancillary to its leasing activities. As of December 31, 2024, the Company drives revenue entirely within the United States and manages the business activities on a consolidated basis.

The determination of reportable operating segments is based on the Chief Operating Decision Maker’s (“CODM’s”) use of financial information provided for the purposes of assessing performance and making operating decisions. The Company's CODM is its founder and Chief Executive Officer. The CODM uses net income (loss) to allocate resources and assess the performance of the Company by comparing actual results to historical results and previously forecasted financial information and the allocation of budget between the expenses presented within the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. All required significant financial segment information can be found within the consolidated financial statements.

The accounting policies of the Company’s consolidated segment are the same as those described in Note 2 — Basis of Presentation and Significant Accounting Policies. Any intercompany revenues or expenses are eliminated in consolidation.

17.	Commitments and Contingencies

In addition to the lease payment commitments discussed in Note 8 —  Leases, the ground leases to which the Company is a party contain covenants that require the Company to conduct construction of hangar facilities on the leased grounds within a certain period and in some cases, to spend a minimum dollar amount.

The DVT Lease requires approximately $14.6 million of improvements to be made for the DVT Phase II project within 12-months after receiving permitting documents, but in no event later than May 2026.

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

The TTN Lease requires that the Company make minimum capital improvements of $30 million.

The Company has contracts for construction of the APA Phase I, DVT Phase I, ADS Phase I, and OPF Phase II projects. The Company may terminate any of the contracts or suspend construction without cause. There are no termination penalties under such construction contracts.

18.	Related Party Transactions

Loan and Security Agreement

On December 6, 2024, the Company entered into a revolving line of credit loan and security agreement (the “Loan and Security Agreement”), with a company controlled by the former owner of CloudNine and Sky 805, who also serves as an independent contractor of the Company following the CMA Asset Acquisition. The Company provided an initial loan commitment of $1.0 million and agreed to provide an additional $2.0 million of availability under a revolving line of credit to fund the working capital requirements of such company. The Loan and Security Agreement matures on December 6, 2029, and bears interest at a the standard overnight financing right plus 2% per annum.

As of December 31, 2024, the Company had loaned a total of $1.0 million to such company, the balance of which is presented as a component of accounts receivable, prepaid expenses, and other assets within the Company's consolidated balance sheet.

Echo Echo Agreement

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days' written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged per flight hour of use along with all direct operating costs. Additionally, the Company will also incur the pro rata share of maintenance, overhead and insurance costs of the aircraft.

On September 19, 2024, the Company entered into an additional non-exclusive agreement with Echo Echo, LLC for the use of an Epic E1000GX aircraft. The effective date of the agreement was August 30, 2024 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 30 days' written notice, or if the aircraft is sold or otherwise disposed of. Additionally, the Company is responsible for reimbursing its pro rata share of the direct operating costs of the aircraft, exclusive of maintenance and insurance.

For the years ended December 31, 2024, and December 31, 2023, the Company recognized $372 and $215 of expense, within pursuit and marketing expense under the terms of this agreement. The related liability is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2024.

Other Related Party Transactions

For the year ended December 31, 2024, the Company recognized $0 of expense for consulting services received from a company that employed the chief financial officer until prior to July 1, 2021 and with which the Company had a pre-existing vendor relationship. The Company recognized $105 of expense during the year ended December 31, 2023 for consulting services received from the same company.

19.	Subsequent Events

On January 1, 2025, the Company executed a lease amendment with respect to its ground lease at APA to add an approximately 1 acre parcel of land to the existing lease (the “APA Lease Amendment”). The land associated with the APA Lease Amendment became immediately available for possession in  January 2025 and is co-terminus with the other parcels covered by the Company's ground lease at APA.

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

Pursuant to Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Our management does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management conducted an assessment of our internal control over financial reporting, including the remediation efforts described above, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that assessment, management determined that our internal controls over financial reporting were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b) Insider Trading Arrangements and Policies.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2025 Annual Meeting of Stockholders within 120 days of December 31, 2024.

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2025 Annual Meeting of Stockholders within 120 days of December 31, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2025 Annual Meeting of Stockholders within 120 days of December 31, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2025 Annual Meeting of Stockholders within 120 days of December 31, 2024.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2025 Annual Meeting of Stockholders within 120 days of December 31, 2024.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements listed in “Index to the Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

See Exhibit Index at the end of this Report, which is incorporated by reference.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

2.1 (+)	Equity Purchase Agreement, dated as of August 1, 2021, by and among Yellowstone Acquisition Company and Sky Harbour LLC.	8-K	001-39648	2.1	August 3, 2021

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

4.1	Specimen Class A Common Stock Certificate.	S-1	333-249035	4.2	September 25, 2020

4.2	Specimen Warrant Certificate.	S-1	333-249035	4.3	September 25, 2020

4.3	Warrant Agreement, dated October 21, 2020, between Yellowstone Acquisition Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39648	4.1	October 26, 2020

4.4	Description of Securities.	10-K	001-39648	4.4	March 27, 2024

10.1 (+)	Stockholders’ Agreement, dated as of January 25, 2022, by and among Sky Harbour Group Corporation, Tal Keinan, Due West Partners LLC, Center Sky Harbour LLC, BOC Yellowstone I LLC, and BOC Yellowstone II LLC.	8-K	001-39648	10.1	January 31, 2022

10.2 (+)	Registration Rights Agreement, dated as of September 14, 2021 by and among Sky Harbour LLC, the Existing Sky Equityholders, BOC YAC, the Sponsor and the BOC PIPE investors.	8-K	001-39648	10.2	January 31, 2022

10.3	Amendment No. 1 to the Registration Rights Agreement, dated as of February 28, 2022 by and among Sky Harbour LLC, the Existing Sky Equityholders, BOC YAC, the Sponsor and the BOC PIPE investors.	10-K	001-39648	10.3	March 28, 2022

10.4 (+)	Tax Receivable Agreement, dated as of January 25, 2022, by and among Sky Harbour Group Corporation, the Existing Sky Equityholders and the TRA Holder Representative.	8-K	001-39648	10.3	January 31, 2022

10.5 (+)	Third Amended and Restated Operating Agreement of Sky Harbour LLC.	8-K	001-39648	10.4	January 31, 2022

10.6 (*)	Sky Harbour Group Corporation 2022 Incentive Award Plan.	8-K	001-39648	10.5	January 31, 2022

10.7 (*)	Sky Harbour Group Corporation 2022 Incentive Award Plan – Form of Restricted Stock Unit Agreement.	8-K	001-39648	10.6	January 31, 2022

10.8 (*)	Form of Restricted Stock Unit Agreement (Executives)	8-K	001-39648	10.2	May 20, 2022

10.9 (*)	Form of Option Award Agreement	10-K	001-39648	10.9	March 27, 2024

10.10 (*)	Form of Director and Officer Indemnification Agreement.	8-K	001-39648	10.7	January 31, 2022

10.11 (*)	Employment Agreement with Tal Keinan.	8-K	001-39648	10.1	March 28, 2022

10.12 (*)	Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.8	January 31, 2022

10.13 (*)	Amendment to Amended and Restated Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.3	March 28, 2022

10.14 (*)	Second Amendment to Amended and Restated Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.1	May 20, 2022

10.15 (*)	Employment Agreement with Will Whitesell	10-K	001-39648	10.15	March 27, 2024

10.16	Trust Indenture between the Public Finance Authority and The Bank of New York Mellon.	8-K	001-39648	10.10	January 31, 2022

10.17	Specimen Series 2021 Bonds (included as part of Exhibit 10.16).	8-K	001-39648	10.11	January 31, 2022

10.18	Loan Agreement by and between the Public Finance Authority, Sky Harbour Sugar Land Airport, LLC, Sky Harbour Opa Locka Airport, LLC, Nashville Hangars LLC, APA Hangars LLC and DVT Hangars LLC.	8-K	001-39648	10.12	January 31, 2022

10.19 (+)	Loan Agreement, dated as of December 1, 2020, by and among Rapidbuilt, Inc., Overflow, Ltd. and Vista Bank, as amended by the Consent, Waiver and Second Amendment to Loan Documents, dated as of May 12, 2023, by and among Vista Bank, Overflow, Ltd., Rapidbuilt, Inc. and Sky Harbour, LLC.	10-Q	001-39648	10.1	August 14, 2023

10.20	Guaranty Agreement, dated as of May 12, 2023, by Sky Harbour LLC in favor of Vista Bank.	10-Q	001-39648	10.2	August 14, 2023

10.21	Form of Securities Purchase Agreement, dated as of November 1, 2023 by and among Sky Harbour Group Corporation and the Investors named therein.	8-K	001-39648	10.1	November 2, 2023

10.22	Form of Registration Rights Agreement, dated as of November 1, 2023 by and among Sky Harbour Group Corporation and the Investors named therein.	8-K	001-39648	10.2	November 2, 2023

10.23	Form of Securities Purchase Agreement, dated as of September 16, 2024 by and among Sky Harbour Group Corporation and the Investors named therein.	8-K	001-39648	10.1	September 17, 2024

10.24	Form of Registration Rights Agreement, dated as of October 25, 2024 by and among Sky Harbour Group Corporation and the Investors named therein.	8-K	001-39648	10.1	October 28, 2024

10.25	Ground Sublease between Sunborne XVI, LTD. and APA Hangars LLC.	8-K	001-39648	10.13	January 31, 2022

10.26	Lease and SASO Operating Agreement between the City of San Jose and SJC Hangars LLC.	10-Q	001-39648	10.1	May 14, 2024

10.27	Lease Agreement between Orlando Executive Airport and SHOLA, LLC.	10-Q	001-39648	10.2	May 14, 2024

10.28	Deed of Ground Lease by and between Metropolitan Washington Airports Authority, as Lessor, and IAD Hangars LLC.	10-Q	001-39648	10.1	August 13, 2024

16.1	Letter from KPMG LLP to the SEC, dated January 31, 2022.	8-K	001-39648	16.1	January 31, 2022

19.1 (#)	Sky Harbour Group Corporation Policy on Inside Information and Insider Trading.

21.1 (#)	List of Subsidiaries.

23.1 (#)	Consent of EisnerAmper LLP.

24.1 (#)	Power of Attorney (included on signature pages herein).

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1	Sky Harbour Group Corporation Compensation Recoupment Policy.	10-K	001-39648	97.1	March 27, 2024

101 (#)

Inline XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2024, formatted in Inline XBRL: (i) consolidated balance sheets of Sky Harbour Group Corporation, (ii) consolidated statements of operations of Sky Harbour Group Corporation, (iii) consolidated statements of comprehensive income/(loss) of Sky Harbour Group Corporation, (iv) consolidated statements of changes in equity of Sky Harbour Group Corporation, (v) consolidated statements of cash flows of Sky Harbour Group Corporation, and (vi) notes to consolidated financial statements of Sky Harbour Group Corporation. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

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

March 27, 2025

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

March 27, 2025

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

March 27, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Tal Keinan	Chief Executive Officer, Chairman of the Board of Directors	March 27, 2025
Tal Keinan	(Principal Executive Officer)

/s/ Francisco Gonzalez	Chief Financial Officer	March 27, 2025
Francisco Gonzalez	(Principal Financial Officer)

/s/ Michael W. Schmitt	Chief Accounting Officer	March 27, 2025
Michael W. Schmitt	(Principal Accounting Officer)

/s/ Walter Jackson	Director	March 27, 2025
Walter Jackson

/s/ Lysa Leiponis	Director	March 27, 2025
Lysa Leiponis

/s/ Jordan Moelis	Director	March 27, 2025
Jordan Moelis

/s/ Alethia Nancoo	Director	March 27, 2025
Alethia Nancoo

/s/ Alex B. Rozek	Director	March 27, 2025
Alex B. Rozek

/s/ Nick Wellmon	Director	March 27, 2025
Nick Wellmon