Form 10-Q
period 2025-03-31
Sky Harbour Group Corp
filed 2025-05-13
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, 33,835,373 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Cash	$51,134	$42,442
Restricted cash	32,516	51,917
Investments	-	18,987
Restricted investments	13,814	13,816
Accounts receivable, prepaid expenses, and other assets	9,520	8,624
Cost of construction	103,721	144,900
Constructed assets, net	173,588	110,302
Right-of-use assets	149,244	147,831
Long-lived assets, net	17,203	14,732
Lease intangible assets, net	2,931	3,005
Total assets	$553,671	$556,556

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$28,397	$27,655
Operating lease liabilities	155,691	152,797
Loans payable and finance lease liabilities	7,104	7,535
Bonds payable, net of debt issuance costs and premiums	162,670	162,621
Warrants liability	48,658	46,130
Total liabilities	402,520	396,738

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of March 31, 2025; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 33,793,886 and 33,456,227 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,046,356 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	169,176	168,634
Accumulated deficit	(70,968)	(64,592)
Accumulated other comprehensive income	-	53
Total Sky Harbour Group Corporation stockholders’ equity	98,215	104,102

Non-controlling interests	52,936	55,716
Total equity	151,151	159,818

Total liabilities and equity	$553,671	$556,556

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue:
Rental revenue	$4,461	$2,138
Fuel revenue	1,132	266
Total revenue	5,593	2,404

Expenses:
Campus operating expenses	1,884	779
Fuel expenses	734	73
Ground lease expenses	2,904	1,231
Depreciation and amortization	1,099	629
Pursuit and marketing expenses	580	354
Employee compensation and benefits	4,239	3,592
General and administrative expenses	976	970
Total expenses	12,416	7,628

Operating loss	(6,823)	(5,224)

Other (income) expense:
Interest expense	138	194
Unrealized loss on warrants	2,528	16,188
Other income	(363)	(407)
Total other (income) expense	2,303	15,975

Net loss	(9,126)	(21,199)

Net loss attributable to non-controlling interests	(2,750)	(2,259)
Net loss attributable to Sky Harbour Group Corporation shareholders	$(6,376)	$(18,940)

Loss per share
Basic	$(0.19)	$(0.78)
Diluted	$(0.19)	$(0.78)
Weighted average shares
Basic	33,665	24,274
Diluted	33,665	24,274

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss	$(9,126)	$(21,199)
Unrealized gains on available-for-sale securities	-	395
Realized gains on available-for-sale securities reclassified to the consolidated statements of operations	(53)	(17)
Total comprehensive loss	$(9,179)	$(20,821)

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Accumulated Other	Total	Non-
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2024	33,456,227	$3	42,046,356	$4	$168,634	$(64,592)	$53	104,102	$55,716	$159,818
Share-based compensation	-	-	-	-	1,193	-	-	1,193	45	1,238
Vesting of restricted stock units	201,207	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(59,548)	-	-	-	(661)	-	-	(661)	-	(661)
Payment of equity issuance costs	-	-	-	-	(65)	-	-	(65)	-	(65)
Exchange of Sky Incentive Units	196,000	-	-	-	75	-	-	75	(75)	-
Other comprehensive income	-	-	-	-	-	-	(53)	(53)	-	(53)
Net loss	-	-	-	-	-	(6,376)	-	(6,376)	(2,750)	(9,126)
Balance at March 31, 2025	33,793,886	$3	42,046,356	$4	$169,176	$(70,968)	$-	$98,215	$52,936	$151,151

	Class A		Class B		Additional		Accumulated Other	Total	Non-	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Balance at December 31, 2023	24,165,523	$2	42,046,356	$4	$88,198	$(19,361)	$312	69,155	$63,091	$132,246
Share-based compensation	-	-	-	-	987	-	-	987	45	1,032
Vesting of restricted stock units	176,166	-	-	-		-	-	-	-	-
Shares withheld for payment of employee taxes	(57,833)	-	-	-	(686)	-	-	(686)	-	(686)
Exercise of warrants	253,703	-	-	-	3,332	-	-	3,332	-	3,332
Payment of equity issuance costs	-	-	-	-	(43)	-	-	(43)	-	(43)
Other comprehensive income	-	-	-	-	-	-	378	378	-	378
Net loss	-	-	-	-	-	(18,940)	-	(18,940)	(2,259)	(21,199)
Balance at March 31, 2024	24,537,559	$2	42,046,356	$4	$91,788	$(38,301)	$690	$54,183	$60,877	$115,060

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(9,126)	$(21,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,099	629
Straight-line rent adjustments, net	(308)	(19)
Equity-based compensation	1,238	1,032
Non-cash operating lease expense	1,481	799
Realized gain on available for sale investments	(41)	-
Loss on disposition of assets	25	-
Unrealized loss on warrants	2,528	16,188
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other assets	(529)	(703)
Right-of-use asset initial direct costs	-	(3)
Accounts payable, accrued expenses, and other liabilities	(1,417)	(1,154)
Net cash used in operating activities	(5,050)	(4,430)

Cash flows from investing activities:
Purchases of long-lived assets	(3,475)	(326)
Payments for cost of construction	(20,229)	(9,068)
Proceeds from disposition of long-lived assets	353	-
Investment in notes receivable, net	(121)	-
Purchases of available for sale investments	(50,997)	(95,790)
Proceeds from available for sale investments	69,972	71,061
Proceeds from held-to-maturity investments	-	67,997
Net cash (used in) provided by investing activities	(4,497)	33,874

Cash flows from financing activities:
Proceeds from exercise of warrants	-	1,474
Proceeds from ATM Facility	-	-
Principal payments for loans payable and finance leases	(431)	(446)
Payments for equity issuance costs	(70)	(43)
Payments of employee taxes related to vested equity awards	(661)	(686)
Net cash (used in) provided by financing activities	(1,162)	299

Net increase (decrease) in cash and restricted cash	(10,709)	29,743

Cash and restricted cash, beginning of year	94,359	72,266

Cash and restricted cash, end of period	$83,650	$102,009

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of March 31, 2025, SHG owned approximately 44.6% of the Sky Common Units and the prior holders of Sky Common Units (the “LLC Interests”) owned approximately 55.4% of the Sky Common Units and control the Company through their ownership of the Company's Class B Common Stock, $0.0001 par value (“Class B Common Stock”).

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and the related notes (the “Financial Statements”) have been prepared in conformity with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).These Financial Statements include the accounts of SHG and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which includes additional disclosures and a summary of the Company's significant accounting policies. In the Company’s opinion, these Financial Statements include all adjustments, consisting of normal recurring items, considered necessary by management to fairly state the Company’s results of operation, financial position, and cash flows.

Certain historical amounts have been reclassified to conform to the current year’s presentation. Amounts previously presented as rental revenue are now separately disclosed as rental revenue and fuel revenue within the consolidated statement of operations. Amounts previously presented as operating expenses are now separately disclosed as campus operating expenses, fuel expenses, and ground lease expenses within the consolidated statement of operations. Amounts previously presented as general and administrative expenses are now separately disclosed as pursuit and marketing expenses, compensation and benefits, and general and administrative expenses within the consolidated statement of operations. These reclassifications had no effect on total revenue, total expenses, net loss, net loss per common share and had no impact on the Company’s consolidated balance sheets, statement of stockholders’ equity and statement of cash flows for the prior year period.

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

Cost of Construction

Cost of construction on the accompanying consolidated balance sheets is carried at cost. The cost of acquiring an asset includes the costs necessary to bring a capital project to the condition necessary for its intended use. Costs are capitalized once the construction of a specific capital project is probable. Construction labor and other direct costs of construction are capitalized. Professional fees for engineering, procurement, consulting, and other soft costs that are directly identifiable with the project and are considered an incremental direct cost are capitalized. Activities associated with internally manufactured hangar buildings, including materials, direct manufacturing labor, and manufacturing overhead directly identifiable with such activities are allocated to our construction projects and capitalized. The Company allocates a portion of its internal salaries to both capitalized cost of construction and to general and administrative expense based on the percentage of time certain employees worked in the related areas. Interest, net of the amortization of debt issuance costs and premiums, and net of interest income earned on bond proceeds, is also capitalized until the capital project is completed.

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

Warrants liability

The Company accounts for its Warrants (as defined in Note 9 — Warrants) in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), under which warrants that do not meet the criteria for equity classification and must be recorded as derivative liabilities. Accordingly, the Company classifies the Warrants as liabilities carried at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the consolidated statement of operations.

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

Variable lease payments consist of tenant reimbursements for common area maintenance, utilities, and operating expenses of the property, and various other fees, including fees associated with the delivery of aircraft fuel, late fees, and lease termination fees. Variable lease payments are charged based on the terms and conditions included in the respective tenant leases and are recognized in the same period as the expenses are incurred. For the three months ended March 31, 2025, rental revenue and fuel revenue includes $325 and $426 of variable lease payments, respectively. For the three months ended March 31, 2024, rental revenue and fuel revenue includes $114 and $266 of variable lease payments, respectively.

As of March 31, 2025 and December 31, 2024, the deferred rent receivable included in prepaid expenses and other assets was $834 and $594, respectively. Rent received in advance represents tenant payments received prior to the contractual due date, and is included in accounts payable, accrued expenses, and other liabilities. Rent received in advance consisted of $510 and $390 as of March 31, 2025 and December 31, 2024, respectively.

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

For the three months ended March 31, 2025 and March 31, 2024, the Company did not derive 10% of its revenue from any single tenant.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three months ended March 31, 2025 and 2024. The effective income tax rate for the three months ended March 31, 2025 and 2024 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized due to the cumulative losses sustained by the Company to date.

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

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 8 — Bonds payable, loans payable, and interest, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets. Unrealized losses on certain of the Company's investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the three months ended March 31, 2025. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. As of March 31, 2025, the Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets.

The following tables set forth summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$-	$-	$-	$-
Total investments	$-	$-	$-	$-

Restricted investments, held-to-maturity:
U.S. Treasuries	13,814	108	(216)	13,706
Total restricted investments	$13,814	$108	$(216)	$13,706

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$18,934	$53	$-	$18,987
Total investments	$18,934	$53	$-	$18,987

Restricted investments, held-to-maturity:
U.S. Treasuries	13,816	85	(353)	13,548
Total restricted investments	$13,816	$85	$(353)	$13,548

The following table sets forth the maturity profile of the Company's investments and restricted investments as of March 31, 2025:

	Investments	Restricted Investments
Due within one year	$-	$2,356
Due one year through five years	-	11,458
Total	$-	$13,814

4.	Cost of Construction and Constructed Assets

Constructed assets, net, and cost of construction, consists of the following:

	March 31, 2025	December 31, 2024
Constructed assets, net of accumulated depreciation:
Buildings: BNA, CMA, DVT Phase I, OPF Phase I, SGR, and SJC Renovation	$179,240	$115,151
Accumulated depreciation	(5,652)	(4,849)
	$173,588	$110,302
Cost of construction:
ADS Phase I, ADS Phase II, APA Phase I, BDL Phase I, OPF Phase II, ORL Phase I, and PWK Phase I	$103,721	$144,900

Depreciation expense for the three months ended March 31, 2025 and 2024 totaled $803 and $448, respectively.

5.	Long-lived Assets and Lease Intangible Assets

Long-lived assets, net, consists of the following:

	March 31, 2025	December 31, 2024
Ground support equipment	$2,042	$1,644
Machinery and equipment	5,600	4,903
Buildings	5,434	5,434
Land	1,620	1,620
Other equipment and fixtures	1,115	966
Purchase deposits and construction in progress	3,939	2,380
	19,750	16,947
Accumulated depreciation	(2,547)	(2,215)
	$17,203	$14,732

Depreciation expense for the three months ended March 31, 2025 and 2024 totaled $222 and $181, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled $301 and $136 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, long-lived assets included approximately $3,939 and $2,380, respectively, of purchase deposits towards long-lived assets which are not being depreciated as the assets have not been placed into service.

Lease intangible assets, net, consists of the following:

	March 31, 2025	December 31, 2024
Acquired in-place lease	$1,878	$1,878
Above market leases	1,151	1,151
	3,029	3,029
Accumulated amortization	(98)	(24)
Total operating lease expense	$2,931	$3,005

Amortization expense for the three months ended  March 31, 2025 and 2024 totaled $74 and $0, respectively.

6.	Supplemental Balance Sheet and Cash Flow Information

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	March 31, 2025	December 31, 2024
Costs of construction	$19,394	$14,267
Employee compensation and benefits	1,148	2,746
Interest	1,739	3,474
Professional fees	1,091	1,149
Property Taxes	818	969
Tenant security deposits	923	1,036
Other	3,284	4,014
	$28,397	$27,655

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Three months ended
	March 31, 2025	March 31, 2024
Accrued costs of construction, including capitalized interest	$13,469	$5,769
Accrued costs of long-lived assets	639	-
Proceeds receivable from exercise of warrants	-	1,444
Debt issuance costs and premium amortized to cost of construction	49	51

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Three months ended
	March 31, 2025	March 31, 2024
Right-of-use assets obtained in exchange for operating lease liabilities	$2,373	$46,422
Net increase in right-of-use assets and operating lease liabilities due to lease remeasurement	-	70

The following table summarizes interest paid:

	Three months ended
	March 31, 2025	March 31, 2024
Interest paid	$3,608	$3,664

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Three months ended
	March 31, 2025	March 31, 2024
Cash, beginning of year	$42,442	$60,257
Restricted cash, beginning of year	51,917	12,009
Cash and restricted cash, beginning of year	$94,359	$72,266

Cash, end of period	$51,134	$2,556
Restricted cash, end of period	32,516	99,453
Cash and restricted cash, end of period	$83,650	$102,009

7.	Leases

Lessee

The table below sets forth a summary of operating lease expense for the three months ended March 31, 2025 and 2024 recorded in the captions within our consolidated statement of operations:

	Three months ended
	March 31, 2025	March 31, 2024
Ground lease expenses	$2,904	$1,231
Fuel expenses	164	44
General and administrative expenses	28	27
Total operating lease expense	$3,096	$1,302

The Company’s ground leases at airports are classified as operating leases under ASC Topic 842. Management has determined that it is reasonably certain that the Company will exercise its options to renew the leases, and therefore the renewal options are included in the lease term and the resulting ROU asset and operating lease liability balances. As the Company’s lease agreements do not provide a readily determinable implicit rate, nor is the rate available to the Company from its lessors, the Company uses its incremental borrowing rate to determine the present value of the lease payments. In addition to the Company’s ground leases, the Company has operating leases for office space and ground support vehicles, and finance leases for vehicles supporting operations at our pre-engineered metal building subsidiary.

The Company’s lease population does not include any residual value guarantees. The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for the three months ended March 31, 2025 and 2024. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 15 — Commitments and Contingencies.

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

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Three months ended
	March 31,	March 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,558	$482
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	5	7

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term (in years)	March 31, 2025	December 31, 2024
Operating leases
Ground leases - Unimproved at commencement	54.7	54.6
Ground leases - Existing improvements	30.8	31.0
Equipment leases	5.0	5.2
Office leases	0.8	1.1
All operating leases	44.7	44.6
Finance leases	1.6	1.9

Weighted Average Discount Rate
Operating leases
Ground leases - Unimproved at commencement	5.43%	5.45%
Ground leases - Existing improvements	5.18%	5.18%
Equipment leases	5.51%	5.46%
Office leases	4.82%	4.82%
All operating leases	5.38%	5.39%
Finance leases	4.98%	4.98%

The Company’s future minimum lease payments required under leases as of  March 31, 2025 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025 (remainder of year)	$4,928	$18
2026	7,602	17
2027	8,448	2
2028	8,822	-
2029	9,197	-
Thereafter	490,013	-
Total lease payments	529,010	37
Less imputed interest	(373,319)	(1)
Total	$155,691	$36

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

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  March 31, 2025:

Year Ending December 31,	Operating Leases
2025 (remainder of year)	$11,394
2026	13,024
2027	9,620
2028	7,170
2029	3,736
Thereafter	16,017
Total	$60,961

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

As of March 31, 2025 and December 31, 2024, the fair value of the Company’s Series 2021-1 Bonds was approximately $141.8 million and $143.8 million, respectively. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets.

The following table summarizes the Company’s Bonds payable as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(4,753)
Accumulated amortization of debt issuance costs and accretion of bond premium	834	785
Total Bonds payable, net	$162,670	$162,621

Loans Payable and Finance Leases

The following table summarizes the Company's loans payable and finance lease liabilities as of March 31, 2025 and December 31, 2024:

		March 31, 2025		December 31, 2024
	Maturity Dates	Weighted-Average Interest Rates	Balance	Weighted-Average Interest Rates	Balance
Vista Loan	December 2025	7.85%	$6,838	8.43%	$7,224
Equipment loans	August 2026 - September 2028	7.98%	230	8.01%	270
Finance leases	August 2026 - July 2027	4.98%	36	5.00%	41
Total Loans payable and finance leases		7.84%	$7,104	8.47%	$7,535

Interest

The following table sets forth the details of interest expense:

	Three months ended
	March 31, 2025	March 31, 2024
Interest	$1,873	$1,929
Accretion of bond premium and amortization of debt issuance costs	49	51
Total interest incurred	1,922	1,980
Less: capitalized interest	(1,784)	(1,786)
Interest expense	$138	$194

9.	Warrants

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

In connection with the Securities Purchase Agreement (the “2023 Purchase Agreement”) entered into on November 1, 2023 with certain investors, the Company issued to third-party investors 1,541,600 warrants (the “PIPE Warrants”, and together with the Public Warrants and the Private Warrants, the “Warrants”). The PIPE Warrants are equivalent in form and substance to the Company’s Public Warrants.

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

No Warrants were exercised during the three months ended March 31, 2025. During the three months ended March 31, 2024, 253,703 Warrants were exercised, resulting in approximately $2.9 million of proceeds, of which approximately $1.4 million was receivable by the Company as of March 31, 2024. As of  March 31, 2025, 15,798,155 Warrants remain outstanding.

The closing price of the Warrants was $3.08 and $2.92 per warrant on  March 31, 2025 and  December 31, 2024, respectively. The aggregate fair value of the outstanding Warrants was approximately $48.7 million and $46.1 million as of  March 31, 2025 and  December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded an unrealized loss associated with the change in fair value of the Warrants of approximately $2.5 million and $16.2 million, respectively.

10.	Equity

Common Equity

As of March 31, 2025, there were 33,793,886 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of March 31, 2025 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares of the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of March 31, 2025, the LLC interests owned approximately 55.4% of the Sky Common Units outstanding.

11.	Equity Compensation

Restricted Stock Units (“RSUs”)

In February 2025, the Company granted time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan. 437,930 of time-based awards were granted at a grant date fair value of $11.15, which will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on February 18, 2029.

During the three months ended March 31, 2025 and 2024, the Company recognized stock compensation expense of approximately $1.0 million and $0.9 million, respectively, associated with all RSU awards, which is recorded within employee compensation and benefits within the statement of operations. As of March 31, 2025, there are 1,132,444 unvested RSUs outstanding with a weighted average grant date fair value of $9.75. The unrecognized compensation costs associated with all unvested RSUs at March 31, 2025 was approximately $10.8 million that is expected to be recognized over a weighted-average future period of 3.0 years.

Non-qualified Stock Options (“NSOs”)

In February 2025, the Company granted to certain employees options to purchase 686,647 shares of Class A Common Stock at an exercise price of $11.07 under the Company's 2022 Incentive Award Plan. The NSOs vest ratably over a four-year period beginning on the sixth anniversary of the grant date and have a term of 10 years. The options were valued at $6.33 using a Black -Scholes pricing model. During the three months ended March 31, 2025 and 2024, the Company recognized stock compensation expense of approximately $0.2 million and $0.1 million, respectively, associated with all NSO awards. The unrecognized compensation costs associated with all unvested NSOs at March 31, 2025 was approximately $7.2 million that is expected to be recognized over a weighted-average future period of 8.5 years.

Sky Incentive Units

The Company recognized equity-based compensation expense relating to awarded equity units of Sky (the “Sky Incentive Units”) of $45 and $45 for the three months ended March 31, 2025 and 2024, respectively. Expense associated with the Sky Incentive Units is recorded within compensation and benefits within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. As of March 31, 2025, there was less than $0.1 million of total unrecognized compensation expense that is expected to be recognized over a weighted-average future period of 0.2 years.

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

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:
Net loss	$(9,126)	$(21,199)
Less: Net loss attributable to non-controlling interests	(2,750)	(2,259)
Basic and diluted net loss attributable to Sky Harbour Group Corporation shareholders	(6,376)	(18,940)

Denominator:
Basic and diluted weighted average shares of Class A Common Stock outstanding	33,665	24,274

Loss per share of Class A Common Stock – Basic and diluted	$(0.19)	$(0.78)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net loss per common share due to the Company's net loss position were as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Shares subject to unvested restricted stock units	1,132	1,130
Shares issuable upon the exercise of unvested stock options	1,125	439
Shares issuable upon the exercise of Warrants	15,798	15,807
Shares issuable upon the exchange of Class B Common Stock	42,046	42,046
Shares issuable upon the exercise and exchange of Sky Incentive Units	1,860	2,808

13.	Accumulated Other Comprehensive Income

The following table summarizes the components of Accumulated other comprehensive income:

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2024	$53	$53
Other comprehensive income before reclassifications	-	-
Amounts reclassified to other (income) expense	(53)	(53)
Balance as of March 31, 2025	$-	$-

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2023	$312	$312
Other comprehensive income before reclassifications	395	395
Amounts reclassified to other (income) expense	(17)	(17)
Balance as of March 31, 2024	$690	$690

14.	Segment Information

The Company has one consolidated reportable segment. This segment derives revenues from customers through the leasing of home-basing aircraft hangars and through services and products ancillary to its leasing activities. As of March 31, 2025, the Company drives revenue entirely within the United States and manages the business activities on a consolidated basis.

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

Loan and Security Agreement

On  December 6, 2024, the Company entered into a revolving line of credit loan and security agreement (the “Loan and Security Agreement”), with a company controlled by the former owner of the Company's acquired subsidiaries at Camarillo Airport (“CMA”), who also serves as an independent contractor of the Company. The Company provided an initial loan commitment of $1.0 million and agreed to provide an additional $2.0 million of availability under a revolving line of credit to fund the working capital requirements of such company. The Loan and Security Agreement matures on  December 6, 2029, and bears interest at a the standard overnight financing right plus 2% per annum.

As of March 31, 2025 and  December 31, 2024, the Company had loaned a total of $1.1 million and $1.0 million, respectively, to such company, the balance of which is presented as a component of accounts receivable, prepaid expenses, and other assets within the Company's consolidated balance sheet.

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

For the three and three months ended March 31, 2025 and 2024, the Company recognized $149 and $69 of expense, respectively, within pursuit and marketing expenses under the terms of these agreements. The related liability is included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2025.

17.	Subsequent Events

In April 2025, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “HIO Lease”) at Hillsboro Airport (“HIO”) with the Port of Portland. The HIO Lease covers approximately 13 acres of property at HIO. The initial term of the HIO Lease will be 35 years from the later of certificate of occupancy or 18 months from the expiration of the diligence period, as defined in the HIO Lease, with lease payments commencing contemporaneously with the term. The HIO Lease contains an option exercisable by the Company to extend the HIO Lease for an additional 10 years following the expiration of the initial term.

In April 2025, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “SWF Lease”) at New York Stewart International Airport (“SWF”) with the Port Authority of New York and New Jersey. The SWF Lease covers approximately 16 acres of property at SWF. The initial term of the SWF Lease will be 30 years, with lease payments commencing on the earlier of hangar occupancy or 36 months from the receipt of certain environmental approvals. The SWF Lease contains three options exercisable by the Company to extend the SWF Lease for an additional total of 15 years following the expiration of the initial term.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities Exchange Commission (the “SEC”) on March 27, 2025 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov.

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

The table below presents certain information with respect to our portfolio of ground leases as of March 31, 2025.

Airport	IATA Code	Location (City, State)	Location (Metropolitan Center)	Ground Lessor	Ground Lease Acres	Ground Lease Exp. Year
Addison Airport	ADS	Addison, TX	Dallas, TX	Town of Addison	12.5	2065
Bradley International Airport	BDL	Windsor Locks, CT	Hartford, CT	Connecticut Airport Authority	8.0	2075
Camarillo Airport	CMA	Camarillo, CA	Los Angeles, CA	County of Ventura	17.1	2073
Centennial Airport	APA	Englewood, CO	Denver, CO	Arapahoe County Public Airport Authority	19.7	2097
Chicago Executive Airport	PWK	Wheeling, IL	Chicago, IL	Village of Wheeling and City of Prospect Heights	15.0	2074
Hudson Valley Regional Airport	POU	Wappingers Falls, NY	New York, NY	County of Duchess	7.1	2066
Miami-Opa Locka Executive Airport	OPF	Opa Locka, FL	Miami, FL	Miami-Dade County	22.6	2079
Nashville International Airport	BNA	Nashville, TN	Nashville, TN	Metropolitan Nashville Airport Authority	15.2	2070
Orlando Executive Airport	ORL	Orlando, FL	Orlando, FL	Greater Orlando Aviation Authority	20.0	2074
Phoenix Deer Valley Airport	DVT	Phoenix, AZ	Phoenix, AZ	City of Phoenix	15.4	2061
Salt Lake City International Airport	SLC	Salt Lake City, UT	Salt Lake City, UT	Salt Lake City Corporation	8.4	2077
San José Mineta International Airport	SJC	San José, CA	San José, CA	City of San José	6.5	2044
Sugar Land Regional Airport	SGR	Sugar Land, TX	Houston, TX	City of Sugar Land	8.1	2049
Trenton-Mercer Airport	TTN	Ewing, NJ	New York, NY - Philadelphia, PA	County of Mercer	11.8	2078
Washington Dulles International Airport	IAD	Dulles, VA	Washington, DC	Metropolitan Washington Airports Authority	18.0	2084

The following tables provide supplemental information regarding each of our home basing hangar campus properties in operation and in development:

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at March 31, 2025
SGR	December 2020	7	66,080	12.3%	100.0%
BNA	November 2022	10	149,069	27.7%	91.6%
OPF Phase I	February 2023	12	160,092	29.7%	100.0%
SJC Renovation	Existing facility	1	41,464	7.7%	100.0%
CMA	Existing facility	4	121,931	22.6%	77.6%
Total/Weighted Average		34	538,636	100.0%	92.6%

PROPERTIES IN DEVELOPMENT

		Projected	Projected	Estimated Total
		Construction	Completion	Project Cost		Rentable
Facility	Status	Start (1)	Date (1)	($mm) (1)	Hangars (1)	Square Footage (1)
ADS Phase I	In Construction	Q4 2023	Q2 2025	$32.9 - 34.9	6	137,835
ADS Phase II	Predevelopment	Q2 2025	Q3 2026	21.3 - 25.2	4	116,420
APA Phase I	In Construction	Q4 2022	Q2 2025	44.8 - 50.8	9	130,550
APA Phase II	Predevelopment	Q4 2026	Q1 2028	34.3 - 38.3	3	107,135
BDL Phase I	Predevelopment	Q2 2025	Q3 2026	26.8 - 33.1	3	125,400
DVT Phase I	In Construction	Q4 2022	Q2 2025	51.3 - 56.6	8	134,270
DVT Phase II	Predevelopment	Q1 2027	Q2 2028	34.6 - 38.6	6	123,646
IAD Phase I	Predevelopment	Q2 2026	Q3 2027	61.6 - 67.3	4	206,800
IAD Phase II	Predevelopment	TBD	TBD	TBD	TBD	TBD
OPF Phase II	In Construction	Q1 2025	Q2 2026	34.1 - 36.8	3	155,100
ORL Phase I	Predevelopment	Q1 2026	Q2 2027	36.8 - 41.5	3	155,100
ORL Phase II	Predevelopment	TBD	TBD	TBD	TBD	TBD
POU Phase I	Predevelopment	Q4 2025	Q4 2026	29.6 - 33.1	2	103,400
POU Phase II	Predevelopment	Q4 2026	Q4 2027	14.8 - 16.5	1	51,700
PWK Phase I	Predevelopment	Q2 2026	Q2 2027	85.8 - 90.1	4	206,800
SJC Phase II	Predevelopment	Q2 2026	Q2 2027	21.0 - 24.0	1	28,235
SLC	Predevelopment	Q4 2025	Q4 2026	44.9 - 49.7	4	206,800
TTN	Predevelopment	Q4 2025	Q4 2026	44.4 - 49.6	3	171,300
Total				$619.0 - 686.1	64	2,160,491

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

Recent Developments

In March 2025, we entered into a rental agreement at King County International Airport (Boeing Field) with King County, Washington (the “BFI Lease”). The BFI Lease includes an approximately 92,495 square foot hangar complex and its initial term expires in February 2026. We intend to pursue the execution of a longer-term lease with King County during the initial term of the BFI Lease.

In April 2025, we entered into the HIO Lease at HIO with the Port of Portland. The HIO Lease covers approximately 13 acres of property at HIO. The initial term of the HIO Lease will be 35 years from the later of certificate of occupancy or 18 months from the expiration of the diligence period, as defined in the HIO Lease, with lease payments commencing contemporaneously with the term. The HIO Lease contains an option exercisable by the Company to extend the HIO Lease for an additional 10 years following the expiration of the initial term.

In April 2025, we entered into the SWF Lease at SWF with the Port Authority of New York and New Jersey. The SWF Lease covers approximately 16 acres of property at SWF. The initial term of the SWF Lease will be 30 years, with lease payments commencing on the earlier of hangar occupancy or 36 months from the receipt of certain environmental approvals. The SWF Lease contains three options exercisable by the Company to extend the SWF Lease for an additional total of 15 years following the expiration of the initial term.

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

Our projections associated with the commencement and completion of construction, estimated total construction cost, hangars, and rentable square footage of our properties in development are inherently subjective and require judgement to estimate. We believe that our estimates of construction costs and timelines are subject to variability based on various factors including, but not limited to, changes in anticipated site plans, hangar mix, hangar specifications, executed guaranteed maximum price construction contracts, and general market conditions. During 2024, we updated many of our preliminary estimates based on our intention to begin incorporating a larger hangar prototype into our home basing hangar campuses, which is intended to provide an increase in rentable square footage of hangar, office, and lounge space upon completion. This larger hangar prototype requires an increase in construction materials and components, and we expect its incorporation into multiple future development projects will ultimately result in cost savings through the realization of economies of scale. Our updated estimates of total construction costs do not include projections of potential cost reductions due to such efficiencies, and we continue to reevaluate our preliminary and updated estimates from time to time over the course of the development lifecycle. We intend to continue to aggressively mitigate inflationary pressures, reduce construction costs to the greatest extent possible, and pursue compressed development schedules. We currently structure our guaranteed maximum price construction contracts with shared savings clauses to incentivize the general contractors to reduce construction costs. No assurance can be given that our cost mitigation strategies will be successful, the costs of our ongoing and future projects will not exceed budgets or the guaranteed maximum price for such projects, or that the completion will not be delayed beyond the projected completion dates.

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

We previously raised equity capital, along with potential future debt and further equity issuances, including the 2024 Purchase Agreement and 2023 Purchase Agreement (as defined herein) entered into on September 16, 2024 and November 1, 2023, respectively, see Liquidity and Capital Resources — Private Placement and Securities Purchase Agreement below, to begin to fund additional airport campuses and reach up to 20 airport campuses over the next several years. We also have the ability to access the capital markets through our ATM Facility and through our effective shelf registration statement on Form S-3. On average, each future campus is anticipated to be composed of 200,000 rentable square feet and is expected to cost approximately $60 million per campus, with 65% to 75% or more to be funded with additional private activity bonds or other indebtedness. All future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

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

Operating Expenses

In addition to changes in our revenue, our operating results are affected by, among other things, the level of our operating expenses. One of our largest expenses are the payments payable under our ground leases. For the three months ended March 31, 2025 and 2024, we recognized expense related to ground leases of approximately $2.9 million and $1.2 million, respectively. We elect to expense rather than capitalize ground lease expense incurred at hangar campus sites under development and will incur expense under GAAP regardless of whether our ground leases defer cash rent payments until completion of construction. As we enter into new ground leases at new airport sites, our ground lease expense and associated cash payments to airport landlords will ultimately continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively. Other operating expenses reflected in our consolidated statement of operations are reflective of the professional, legal and consulting fees, compensation costs, and other general and administrative expenses, including those necessary to support our business as a public company such as expenses associated with corporate governance, SEC reporting, and other compliance matters. While we expect that such expenses will rise in some measure as our portfolio of hangar campuses grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies, economies of scale, insourcing of job functions, and cost control measures.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Three months ended
	March 31, 2025	March 31, 2024	Change
Revenue:
Rental revenue	$4,461	$2,138	$2,323
Fuel revenue	1,132	266	866
Total revenue	5,593	2,404	3,189

Expenses:
Campus operating expenses	1,884	779	1,105
Fuel expenses	734	73	661
Ground lease expenses	2,904	1,231	1,673
Depreciation and amortization	1,099	629	470
Pursuit and marketing expenses	580	354	226
Employee compensation and benefits	4,239	3,592	647
General and administrative expenses	976	970	6
Total expenses	12,416	7,628	4,788

Operating loss	(6,823)	(5,224)	(1,599)

Other (income) expense:
Interest expense	138	194	(56)
Unrealized gain on warrants	2,528	16,188	(13,660)
Other income	(363)	(407)	44
Total other (income) expense	2,303	15,975	(13,672)

Net loss	$(9,126)	$(21,199)	$12,073

Revenues

Rental revenues for the three months ended March 31, 2025 were approximately $4.4 million, compared to approximately $2.1 million for the three months ended March 31, 2024. The $2.3 million, or 109%, increase was primarily the result of operations at CMA, which was acquired during the three months ended December 31, 2024, the commencement of operations at SJC during the three months ended June 30, 2024, and the cumulative impact of increased occupancy at our BNA and OPF hangar campuses.

Fuel revenues for the three months ended March 31, 2025 were approximately $1.1 million, compared to approximately $0.3 million for the three months ended March 31, 2024. The approximately $0.8 million, or 326%, increase was primarily the result of fuel sales at our CMA hangar campus, where our fuel revenues and related expenses are recognized on a gross basis.

Operating Expenses

Campus operating expenses increased approximately $1.1 million, or 142%, from approximately $0.8 million for the three months ended March 31, 2024, to approximately $1.9 million for the three months ended March 31, 2025. Salaries, wages, and benefits associated with our hangar campus personnel increased approximately $0.6 million, primarily driven by headcount increases in anticipation of the commencement of operations at our DVT, APA, and ADS hangar campuses, the acquisition of a hangar campus at CMA during December 2024, and the commencement of operations at our SJC hangar campus in April 2024. Other campus operating expenses increased approximately $0.5 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at CMA and SJC, where our operations commenced in December 2024 and April 2024, respectively.

Fuel expenses for the three months ended March 31, 2025 were approximately $0.7 million, compared to approximately $0.1 million for the three months ended March 31, 2024. The approximately $0.6 million, or 906%, increase was primarily the result of the CMA Transaction during the three months ended December 31, 2024, and the related impact of recognizing certain fuel revenue and expenses on a gross basis.

Ground lease expenses increased approximately $1.7 million, or 136%, from approximately $1.2 million for the three months ended March 31, 2024, to approximately $2.9 million for the three months ended March 31, 2025. The increase in ground lease expense was driven primarily by expense recognized associated with the ground and hangar lease signed at SJC during the three months ended March 31, 2024. The increase in ground lease expense was also driven by the ground leases signed at ORL during the three months ended March 31, 2024, IAD during the three months ended June 30, 2024, SLC during the three months ended September 30, 2024, and the ground leases assumed as part of the CMA Transaction during the three months ended December 31, 2024.

Depreciation and amortization increased approximately $0.5 million, or 75%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily driven by our acquisition of a hangar campus at CMA during the three months ended December 31, 2024 .

Operating Expenses - Continued

Pursuit and marketing expenses for the three months ended March 31, 2025 were approximately $0.6 million, compared to approximately $0.4 million for the three months ended March 31, 2024. The approximately $0.2 million, or 64%, increase was primarily the result of investment in our growth strategy in securing airport site acquisitions and potential tenants throughout the year.

Employee compensation and benefits expenses increased approximately $0.7 million, or 18%, to $4.2 million for the three months ended March 31, 2025, as compared to approximately $3.6 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in corporate headcount and expense recognized associated with our equity compensation programs. Headcount and compensation expenses increased approximately $0.5 million, and non-cash equity compensation expense increased approximately $0.2 million.

For the three months ended March 31, 2025 and 2024, other general and administrative expenses were approximately $1.1 million and approximately $1.0 million, respectively. The approximately $0.1 million increase was primarily driven by slight increases in professional fees and technology costs due to the expansion of the business and headcount, offset by a slight decrease in corporate insurance premiums.

Other (Income) Expense

Other expense decreased from approximately $16.0 million of expense for the three months ended March 31, 2024, to approximately $2.3 million of expense for the three months ended March 31, 2025. This decrease was primarily due to an approximately $13.7 million difference in the mark-to-market adjustment of the outstanding warrants at March 31, 2025 as compared to March 31, 2024.

Non-GAAP Financial Measures

To supplement our results presented in accordance with GAAP, we utilize Adjusted EBITDA, a non-GAAP financial measure that excludes or adjusts certain items. We define Adjusted EBITDA as net income before (i) depreciation and amortization expense, (ii) interest expense, (iii) other income, predominantly consisting of interest income and realized gains from sales of available-for-sale securities, (iv) non-cash equity-based compensation expense, (v) non-cash gains and losses resulting from the change in fair value of our liability-classified warrants, (vi) non-cash operating lease expense, (vii) non-cash operating lease income, (viii) provision for income taxes, (ix) other non-cash expenses, including, but not limited to, the impairment of long-lived assets, gains or losses arising from the disposition of assets, losses on extinguishment of debt, and other non-cash non-operating expenses.

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

Adjusted EBITDA

A reconciliation of net income (loss) to Adjusted EBITDA is presented below:

	Three months ended
	March 31, 2025	March 31, 2024
Net loss	$(9,126)	$(21,199)
Add (subtract):
Depreciation and amortization	1,099	629
Interest expense	138	194
Other income	(363)	(407)
Changes in fair value of warrant liabilities	2,528	16,188
Equity-based compensation	1,238	1,032
Non-cash operating lease expense	1,481	799
Non-cash operating lease income	(308)	(19)
Adjusted EBITDA	$(3,313)	$(2,783)

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

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the Series 2021 Bonds indenture. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of March 31, 2025.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$51,134	$42,442
Restricted cash	32,516	51,917
Investments	-	18,987
Restricted investments	13,814	13,816
Total cash, restricted cash, investments, and restricted investments	$97,464	$127,162

2024 Private Placement and Securities Purchase Agreement

On September 16, 2024, we entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) with certain investors (collectively, the “Initial 2024 Investors”) relating to, among other things, the issuance and sale to the Initial 2024 Investors at an initial closing an aggregate of 3,352,106 shares (the “Initial 2024 PIPE Shares”) of our Class A Common Stock for an aggregate purchase price of $31.8 million (the “Initial 2024 Closing” . On October 25, 2024, additional investors (the “Additional 2024 Investors”) each executed a joinder to the 2024 Purchase Agreement, pursuant to which the Additional 2024 Investors agreed to purchase, and we agreed to sell, an aggregate of 603,684 shares (the “Additional 2024 PIPE Shares”, and together with the Initial 2024 PIPE Shares, the “First Closing 2024 PIPE Shares”) for an aggregate purchase price of $5.7 million. The Initial 2024 Closing under the 2024 Purchase Agreement occurred on October 25, 2024, and 3,955,790 First Closing 2024 PIPE Shares were issued to the Investors for an aggregate purchase price of $37.6 million. In December 2024, we sold and issued to the 2024 Investors an aggregate of 3,955,790 shares (the “Second Closing 2024 PIPE Shares”) for an aggregate purchase price of approximately $37.6 million (the “Second 2024 Closing”). Inclusive of the Initial 2024 Closing, we issued and sold an aggregate of 7,911,580 shares of Class A Common Stock for an aggregate purchase price of approximately $75.2 million.

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

At-the-Market Facility

On March 27, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, at our sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, we may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. We will pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions. During the three months ended March 31, 2025, we sold no shares of Class A Common Stock under the ATM Facility. During the twelve months ended December 31, 2024, we sold 79,676 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $13.75. As a result, we have approximately $98.9 million in remaining capacity under our ATM Facility.

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

Covenants in the PABs require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The PABs are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of March 31, 2025, we were in compliance with all debt covenants.

Lease Commitments

The Company’s future minimum lease payments required under leases as of March 31, 2025 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025 (remainder of year)	$4,928	$18
2026	7,602	17
2027	8,448	2
2028	8,822	-
2029	9,197	-
Thereafter	490,013	-
Total lease payments	529,010	37
Less imputed interest	(373,319)	(1)
Total	$155,691	$36

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Cash and restricted cash at beginning of period	$94,359	$72,266
Net cash used in operating activities	(5,050)	(4,430)
Net cash (used in) provided by investing activities	(4,497)	33,874
Net cash (used in) provided by financing activities	(1,162)	299
Cash and restricted cash at end of period	$83,650	$102,009

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

 Net cash used in operating activities was approximately $5.0 million for the three months ended March 31, 2025, as compared to cash used in operating activities of approximately $4.4 million for the same period in 2024. The $0.6 million increase in cash used in operating activities was primarily attributable to an approximately $0.5 million increase in net loss, net of non-cash adjustments and an approximately $0.1 million unfavorable change in working capital. The increase in net loss, net of non-cash adjustments was primarily driven by the impact of increases in headcount at both the corporate and hangar campus level, including start-up expenses incurred in anticipation of commencing operations at DVT, APA, and ADS. The unfavorable change in working capital was primarily driven by the timing of spending commitments and payments of our accounts payable and other accrued expenses.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of hangar campus development projects.

 Net cash used in investing activities was approximately $4.5 million for the three months ended March 31, 2025, as compared to cash provided by investing activities of approximately $33.9 million for the same period in 2024. The decrease of approximately $38.4 million of cash provided by investing activities was driven primarily by a decrease in proceeds received from held-to-maturity investments of approximately $68.0 million and an increase of capital expenditures of approximately $14.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. These impacts were offset by an approximately $44.8 million decrease in purchases of available for sale investments.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash used in financing activities was approximately $1.2 million for the three months ended March 31, 2025, as compared to net cash provided by financing activities of approximately $0.3 million for the same period in 2024. The approximately $1.5 million increase in net cash used in financing activities was primarily driven by a decrease of $1.5 million in proceeds received from the exercise of Warrants during the three months ended March 31, 2024.

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

In connection with the preparation of this Form 10-Q, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2025, there were no unregistered sales of the Company's securities that were not reported in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

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

May 13, 2025

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

May 13, 2025

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

May 13, 2025