Form 10-Q
period 2025-06-30
Sky Harbour Group Corp
filed 2025-08-12
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, 33,876,773 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Cash	$8,610	$42,442
Restricted cash	23,495	51,917
Investments	30,999	18,987
Restricted investments	11,457	13,816
Accounts receivable, prepaid expenses, and other assets	9,154	8,624
Cost of construction	84,102	144,900
Constructed assets, net	211,393	110,302
Right-of-use assets	167,056	147,831
Long-lived assets, net	19,016	14,732
Lease intangible assets, net	2,857	3,005
Total assets	$568,139	$556,556

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$29,485	$27,655
Operating lease liabilities	175,370	152,797
Loans payable and finance lease liabilities	6,664	7,535
Bonds payable, net of debt issuance costs and premiums	162,719	162,621
Warrants liability	26,856	46,130
Total liabilities	401,094	396,738

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of June 30, 2025; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 33,835,373 and 33,456,227 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,046,356 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	170,614	168,634
Accumulated deficit	(53,515)	(64,592)
Accumulated other comprehensive income	70	53
Total Sky Harbour Group Corporation stockholders’ equity	117,176	104,102

Non-controlling interests	49,869	55,716
Total equity	167,045	159,818

Total liabilities and equity	$568,139	$556,556

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue:
Rental revenue	$5,225	$3,174	$9,685	$5,312
Fuel revenue	1,363	444	2,495	710
Total revenue	6,588	3,618	12,180	6,022

Expenses:
Campus operating expenses	2,226	1,004	4,109	1,783
Fuel expenses	923	82	1,657	155
Ground lease expenses	3,568	2,253	6,472	3,484
Depreciation and amortization	1,479	642	2,578	1,271
Pursuit and marketing expenses	585	373	1,165	727
Employee compensation and benefits	4,294	3,415	8,533	7,006
General and administrative expenses	1,041	807	2,018	1,778
Total expenses	14,116	8,576	26,532	16,204

Operating loss	(7,528)	(4,958)	(14,352)	(10,182)

Other (income) expense:
Interest expense	133	187	271	381
Unrealized (gain) loss on warrants	(21,801)	(8,219)	(19,274)	7,969
Other income	(216)	(1,089)	(579)	(1,496)
Total other (income) expense	(21,884)	(9,121)	(19,582)	6,854

Net income (loss)	14,356	4,163	5,230	(17,036)

Net loss attributable to non-controlling interests	(3,097)	(1,598)	(5,847)	(3,858)
Net income (loss) attributable to Sky Harbour Group Corporation shareholders	$17,453	$5,761	$11,077	$(13,178)

Earnings (loss) per share
Basic	$0.52	$0.23	$0.33	$(0.54)
Diluted	$0.18	$0.06	$0.07	$(0.54)
Weighted average shares
Basic	33,827	24,734	33,747	24,504
Diluted	77,867	69,534	77,768	24,504

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$14,356	$4,163	$5,230	$(17,036)
Unrealized gains on available-for-sale securities	70	67	70	462
Realized gains on available-for-sale securities reclassified to the consolidated statements of operations	-	(690)	(53)	(707)
Total comprehensive income (loss)	$14,426	$3,540	$5,247	$(17,281)

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Accumulated Other	Total	Non-
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2024	33,456,227	$3	42,046,356	$4	$168,634	$(64,592)	$53	104,102	$55,716	$159,818
Share-based compensation	-	-	-	-	1,193	-	-	1,193	45	1,238
Vesting of restricted stock units	201,207	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(59,548)	-	-	-	(661)	-	-	(661)	-	(661)
Payment of equity issuance costs	-	-	-	-	(65)	-	-	(65)	-	(65)
Exchange of Sky Incentive Units	196,000	-	-	-	75	-	-	75	(75)	-
Other comprehensive loss	-	-	-	-	-	-	(53)	(53)	-	(53)
Net loss	-	-	-	-	-	(6,376)	-	(6,376)	(2,750)	(9,126)
Balance at March 31, 2025	33,793,886	$3	42,046,356	$4	$169,176	$(70,968)	$-	$98,215	$52,936	$151,151
Share-based compensation	-	-	-	-	1,293	-	-	1,293	30	1,323
Vesting of restricted stock units	31,190	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(10,175)	-	-	-	(116)	-	-	(116)	-	(116)
Issuance of stock through ATM Facility	20,472	-	-	-	281	-	-	281	-	281
Payment of equity issuance costs	-	-	-	-	(20)	-	-	(20)	-	(20)
Other comprehensive income	-	-	-	-	-	-	70	70	-	70
Net income (loss)	-	-	-	-	-	17,453	-	17,453	(3,097)	14,356
Balance at June 30, 2025	33,835,373	$3	42,046,356	$4	$170,614	$(53,515)	$70	$117,176	$49,869	$167,045

	Class A		Class B		Additional		Accumulated Other	Total	Non-	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Balance at December 31, 2023	24,165,523	$2	42,046,356	$4	$88,198	$(19,361)	$312	69,155	$63,091	$132,246
Share-based compensation	-	-	-	-	987	-	-	987	45	1,032
Vesting of restricted stock units	176,166	-	-	-		-	-	-	-	-
Shares withheld for payment of employee taxes	(57,833)	-	-	-	(686)	-	-	(686)	-	(686)
Exercise of warrants	253,703	-	-	-	3,332	-	-	3,332	-	3,332
Payment of equity issuance costs	-	-	-	-	(43)	-	-	(43)	-	(43)
Other comprehensive income	-	-	-	-	-	-	378	378	-	378
Net loss	-	-	-	-	-	(18,940)	-	(18,940)	(2,259)	(21,199)
Balance at March 31, 2024	24,537,559	$2	42,046,356	$4	$91,788	$(38,301)	$690	$54,183	$60,877	$115,060
Share-based compensation	-	-	-	-	1,030	-	-	1,030	45	1,075
Vesting of restricted stock units	100,700	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(22,090)	-	-	-	(239)	-		(239)	-	(239)
Exercise of warrants	3,639	-	-	-	47	-	-	47	-	47
Issuance of stock through ATM Facility	7,407	-	-	-	90	-		90		90
Exchange of Sky Incentive Units	241,485	-	-	-	89	-		89	(89)	-
Other comprehensive loss	-	-	-	-	-	-	(623)	(623)	-	(623)
Net income (loss)	-	-	-	-	-	5,761	-	5,761	(1,598)	4,163
Balance at June 30, 2024	24,868,700	$2	42,046,356	$4	$92,805	$(32,540)	$67	$60,338	$59,235	$119,573

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$5,230	$(17,036)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,631	1,271
Straight-line rent adjustments, net	(465)	17
Equity-based compensation	2,561	2,108
Non-cash operating lease expense	3,348	1,940
Realized gain on available for sale investments	(54)	(127)
Loss on disposition of assets	69	-
Unrealized (gain) loss on warrants	(19,274)	7,969
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other assets	(272)	(519)
Right-of-use asset initial direct costs	-	(17)
Accounts payable, accrued expenses, and other liabilities	232	(1,078)
Net cash used in operating activities	(5,994)	(5,472)

Cash flows from investing activities:
Purchases of long-lived assets	(6,221)	(688)
Payments for cost of construction	(39,429)	(17,923)
Proceeds from disposition of long-lived assets	553	-
Investment in notes receivable, net	(121)	-
Purchases of available for sale investments	(164,640)	(152,241)
Proceeds from available for sale investments	152,699	153,923
Proceeds from held-to-maturity investments	2,356	71,464
Net cash (used in) provided by investing activities	(54,803)	54,535

Cash flows from financing activities:
Proceeds from exercise of warrants	-	2,960
Proceeds from ATM Facility	281	90
Principal payments for loans payable and finance leases	(871)	(902)
Payments for equity issuance costs	(90)	(248)
Payments of employee taxes related to vested equity awards	(777)	(925)
Net cash (used in) provided by financing activities	(1,457)	975

Net increase (decrease) in cash and restricted cash	(62,254)	50,038

Cash and restricted cash, beginning of period	94,359	72,266

Cash and restricted cash, end of period	$32,105	$122,304

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of June 30, 2025, SHG owned approximately 44.6% of the Sky Common Units and the prior holders of Sky Common Units (the “LLC Interests”) owned approximately 55.4% of the Sky Common Units and control the Company through their ownership of the Company's Class B Common Stock, $0.0001 par value (“Class B Common Stock”).

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

The Company obtained long-term financing through bond and equity offerings and has the ability to utilize the “at the market” offering program to fund its construction, lease, and operational commitments, and believes its liquidity is sufficient to allow continued operations for more than one year after the date these financial statements are issued.

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

Rental revenue is recognized in accordance with ASC 842 and includes fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease. Rental revenue and the corresponding rent and other receivables are recorded net of any concessions and uncollectible tenant receivables, if any, for all periods presented. The Company evaluates the collectability of tenant receivables for payments required under the lease agreements. If the Company determines that collectability is not probable, the Company recognizes any difference between revenue amounts recognized to date under ASC 842 and payments that have been collected from the lessee, including any additional rent or lease termination fees, as a current period adjustment to rental revenue.

Variable payments consist of tenant reimbursements for common area maintenance, utilities, and operating expenses of the property, and various other fees, including fees associated with the delivery of aircraft fuel, late fees, and lease termination fees. Variable payments are charged based on the terms and conditions included in the respective tenant leases and are recognized in the same period as the expenses are incurred.

The table below sets forth a summary of variable payments for the three and six months ended June 30, 2025 and 2024 recorded in the captions within our consolidated statement of operations:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Variable payments included in rental revenue	$411	$229	$736	$343
Variable payments included in fuel revenue	616	444	1,145	710
Total variable payments included in revenue	$1,027	$673	$1,881	$1,053

As of June 30, 2025 and December 31, 2024, the deferred rent receivable included in accounts receivable, prepaid expenses, and other assets was $960 and $594, respectively. Rent received in advance represents tenant payments received prior to the contractual due date, and is included in accounts payable, accrued expenses, and other liabilities. Rent received in advance consisted of $441 and $390 as of June 30, 2025 and December 31, 2024, respectively.

At certain of the Company’s hangar campuses, the Company recognizes revenue from ground-based services, such as the fueling and towing of aircraft under ASC Topic 606, Revenue from Contracts with Customers. Revenue for the sale of aircraft fuel is recognized at the time customer obtains control of the fuel. Revenue for the sale of other ground-based services is recognized at the time the service is performed and provided to customers. Customers are invoiced at the time the services are performed and the associated revenue is recognized in the period it is earned. The Company’s fueling arrangements generally are unique at each location it operates, and  may be accounted for on a gross or net basis. The Company determines whether to recognize fuel and services revenue on a gross or net basis based on consideration of various factors, including whether the Company has control of the products or services prior to delivery to customers, the Company’s degree of latitude in establishing the sales price, whether the Company carries the associated inventory risk, and which party is the primary obligor within such sales arrangements.

For the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024, the Company did not derive 10% of its revenue from any single tenant.

Income Taxes

SHG is classified as a corporation for U.S. Federal income tax purposes and is subject to U.S. Federal and state income taxes. SHG includes in income, for U.S. Federal income tax purposes, its allocable portion of income from the “pass-through” entities in which it holds an interest, including Sky. The “pass-through” entities are not subject to U.S. Federal and certain state income taxes at the entity level, and instead, the tax liabilities with respect to taxable income are passed through to the members, including SHG. As a result, prior to the transactions contemplated by that certain Equity Purchase Agreement, dated as of August 1, 2021, by and among Yellowstone Acquisition Company (“YAC”) and Sky, which we refer to as the Yellowstone Transaction, Sky was not subject to U.S. Federal and certain state income taxes at the entity level.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three and six months ended June 30, 2025 and 2024. The effective income tax rate for the three and six months ended June 30, 2025 and 2024 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized due to the cumulative losses sustained by the Company to date.

Recently Issued Accounting Pronouncements

In  December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The amendments in this update are effective for annual periods beginning after  December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of this updated standard on its disclosures to the consolidated financial statements.

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

3.	Investments and Restricted Investments

Investments of the Company’s cash in various U.S. Treasury securities have been classified as available-for-sale and are carried at estimated fair value utilizing Level 1 inputs as determined based upon quoted market prices.

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 8 — Bonds payable, loans payable, and interest, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets. Unrealized losses on certain of the Company’s investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the three and six months ended June 30, 2025. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. As of June 30, 2025, the Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets.

The following tables set forth summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$30,929	$70	$-	$30,999
Total investments	$30,929	$70	$-	$30,999

Restricted investments, held-to-maturity:
U.S. Treasuries	11,457	-	(128)	11,329
Total restricted investments	$11,457	$-	$(128)	$11,329

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$18,934	$53	$-	$18,987
Total investments	$18,934	$53	$-	$18,987

Restricted investments, held-to-maturity:
U.S. Treasuries	13,816	85	(353)	13,548
Total restricted investments	$13,816	$85	$(353)	$13,548

The following table sets forth the maturity profile of the Company’s investments and restricted investments as of June 30, 2025:

	Investments	Restricted Investments
Due within one year	$30,999	$-
Due one year through five years	-	11,457
Total	$30,999	$11,457

4.	Cost of Construction and Constructed Assets

Constructed assets, net, and cost of construction, consists of the following:

	June 30, 2025	December 31, 2024
Constructed assets, net of accumulated depreciation:
Buildings: ADS Phase I, BNA, CMA, DVT Phase I, OPF Phase I, SGR, and SJC Renovation	$218,230	$115,151
Accumulated depreciation	(6,837)	(4,849)
	$211,393	$110,302
Cost of construction:
ADS Phase II, APA Phase I, BDL Phase I, OPF Phase II, ORL Phase I, and PWK Phase I	$84,102	$144,900

Depreciation expense for the three and six months ended June 30, 2025 totaled $1,185 and $1,988, respectively. Depreciation expense for the three and six months ended June 30, 2024 totaled $450 and $898, respectively.

5.	Long-lived Assets and Lease Intangible Assets

Long-lived assets, net, consists of the following:

	June 30, 2025	December 31, 2024
Ground support equipment	$2,403	$1,644
Machinery and equipment	5,605	4,903
Buildings	5,434	5,434
Land	1,620	1,620
Other equipment and fixtures	1,193	966
Purchase deposits and construction in progress	5,520	2,380
	21,775	16,947
Accumulated depreciation	(2,759)	(2,215)
	$19,016	$14,732

Depreciation expense for the three and six months ended June 30, 2025 totaled $272 and $495, respectively. Depreciation expense for the three and six months ended June 30, 2024 totaled $191 and $373, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled $145 and $447 for the three and six months ended June 30, 2025, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled $130 and $266 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, long-lived assets included approximately $5,520 and $2,380, respectively, of purchase deposits towards long-lived assets which are not being depreciated as the assets have not been placed into service.

Lease intangible assets, net, consists of the following:

	June 30, 2025	December 31, 2024
Acquired in-place lease	$1,878	$1,878
Above market leases	1,151	1,151
	3,029	3,029
Accumulated amortization	(172)	(24)
Total operating lease expense	$2,857	$3,005

Amortization expense for the three and six months ended June 30, 2025 totaled $74 and $148, respectively, of which $26 and $52 is included within rental revenue within the consolidated statements of operations, respectively.

6.	Supplemental Balance Sheet and Cash Flow Information

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	June 30, 2025	December 31, 2024
Costs of construction	$18,578	$14,267
Employee compensation and benefits	1,299	2,746
Interest	3,474	3,474
Professional fees	838	1,149
Property Taxes	447	969
Tenant security deposits	969	1,036
Other	3,880	4,014
	$29,485	$27,655

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Six months ended
	June 30, 2025	June 30, 2024
Accrued costs of construction, including capitalized interest	$13,758	$17,815
Accrued costs of long-lived assets	367	50
Debt issuance costs and premium amortized to cost of construction	98	102

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Six months ended
	June 30, 2025	June 30, 2024
Right-of-use assets obtained in exchange for operating lease liabilities	$20,238	$55,177
Net increase in right-of-use assets and operating lease liabilities due to lease remeasurement	1,070	70

The following table summarizes interest paid:

	Six months ended
	June 30, 2025	June 30, 2024
Interest paid	$3,742	$3,851

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Six months ended
	June 30, 2025	June 30, 2024
Cash, beginning of year	$42,442	$60,257
Restricted cash, beginning of year	51,917	12,009
Cash and restricted cash, beginning of year	$94,359	$72,266

Cash, end of period	$8,610	$25,037
Restricted cash, end of period	23,495	97,267
Cash and restricted cash, end of period	$32,105	$122,304

7.	Leases

Lessee

The table below sets forth a summary of operating lease expense for the three and six months ended June 30, 2025 and 2024 recorded in the captions within our consolidated statement of operations:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Ground lease expenses	$3,568	$2,253	$6,472	$3,484
Fuel expenses	173	67	337	111
General and administrative expenses	28	28	56	55
Total operating lease expense	$3,769	$2,348	$6,865	$3,650

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

The Company’s lease population does not include any residual value guarantees. The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for the three and six months ended June 30, 2025 and 2024. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 15 — Commitments and Contingencies.

The Company’s ground leases have remaining terms ranging between 16 to 73 years, including options for the Company to extend the terms. These leases expire between 2040 and 2097, which include all lease extension options available to the Company. Certain of the Company’s ground leases contain options to lease additional parcels of land at the Company’s option within a specified period of time.

In January 2025, the Company executed a lease amendment with respect to its ground lease at APA to add an approximately 1 acre parcel of land to the existing lease (the “APA Lease Amendment”). The land associated with the APA Lease Amendment became immediately available for possession in   January 2025 and is co-terminus with the other parcels covered by the Company’s ground lease at APA.

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

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Six months ended
	June 30,	June 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,219	$1,662
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	11	14

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term (in years)	June 30, 2025	December 31, 2024
Operating leases
Ground leases - Unimproved at commencement	53.2	54.6
Ground leases - Existing improvements	30.6	31.0
Equipment leases	4.6	5.2
Office leases	0.6	1.1
All operating leases	44.8	44.6
Finance leases	1.4	1.9

Weighted Average Discount Rate
Operating leases
Ground leases - Unimproved at commencement	5.71%	5.45%
Ground leases - Existing improvements	5.18%	5.18%
Equipment leases	5.50%	5.46%
Office leases	4.82%	4.82%
All operating leases	5.60%	5.39%
Finance leases	4.97%	4.98%

The Company’s future minimum lease payments required under leases as of  June 30, 2025 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025 (remainder of year)	$3,231	$12
2026	7,143	17
2027	8,504	2
2028	9,701	-
2029	10,249	-
Thereafter	580,613	-
Total lease payments	619,441	31
Less imputed interest	(444,071)	(1)
Total	$175,370	$30

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

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  June 30, 2025:

Year Ending December 31,	Operating Leases
2025 (remainder of year)	$8,597
2026	15,161
2027	11,024
2028	8,060
2029	3,736
Thereafter	16,017
Total	$62,595

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

As of June 30, 2025 and December 31, 2024, the fair value of the Company’s Series 2021-1 Bonds was approximately $138.8 million and $143.8 million, respectively. As of June 30, 2025 and December 31, 2024, the fair value of the Company’s bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets.

The following table summarizes the Company’s Bonds payable as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(4,753)
Accumulated amortization of debt issuance costs and accretion of bond premium	883	785
Total Bonds payable, net	$162,719	$162,621

Loans Payable and Finance Leases

The following table summarizes the Company’s loans payable and finance lease liabilities as of June 30, 2025 and December 31, 2024:

		June 30, 2025		December 31, 2024
	Maturity Dates	Weighted-Average Interest Rates	Balance	Weighted-Average Interest Rates	Balance
Vista Loan	December 2025	7.71%	$6,453	8.43%	$7,224
Equipment loans	August 2026 - September 2028	7.98%	181	8.01%	270
Finance leases	August 2026 - July 2027	4.98%	30	5.00%	41
Total Loans payable and finance leases		7.70%	$6,664	8.39%	$7,535

Interest

The following table sets forth the details of interest expense:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest	$1,868	$1,922	$3,741	$3,851
Accretion of bond premium and amortization of debt issuance costs	49	51	98	102
Total interest incurred	1,917	1,973	3,839	3,953
Less: capitalized interest	(1,784)	(1,786)	(3,568)	(3,572)
Interest expense	$133	$187	$271	$381

9.	Warrants

SHG’s legal predecessor, YAC, issued to third-party investors 6,799,439 warrants which entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). In addition, 7,719,779 private placement warrants were sold to BOC Yellowstone LLC (the “Sponsor”). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Warrants remain outstanding under the same terms and conditions to purchase shares of the Company’s Class A Common Stock. The terms of the Private Warrants are identical to those of the Public Warrants, except for that so long as the Private Warrants are held by the Sponsor or its permitted transferees, they  may be exercised on a cashless basis.

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

No Warrants were exercised during the three and six months ended June 30, 2025. During the six months ended June 30, 2024, 253,703 Warrants were exercised, resulting in approximately $2.9 million of proceeds. As of  June 30, 2025, 15,798,155 Warrants remain outstanding.

The closing price of the Warrants was $1.70 and $2.92 per warrant on  June 30, 2025 and  December 31, 2024, respectively. The aggregate fair value of the outstanding Warrants was approximately $26.8 million and $46.1 million as of  June 30, 2025 and  December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Company recorded unrealized gains associated with the change in fair value of the Warrants of approximately $21.8 million and $19.3 million, respectively. During the three and six months ended June 30, 2024, the Company recorded an unrealized gain of approximately $8.2 million and an unrealized loss of approximately $8.0 million, respectively, associated with the change in fair value of the Warrants.

10.	Equity

Common Equity

As of June 30, 2025, there were 33,835,373 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

At-the-Market Facility

On  March 27, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which the Company  may, from time to time, at its sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, the Company  may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company  may impose. The Company will pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions. During the three and six months ended  June 30, 2025, the Company sold 20,472 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $13.70. During the three and six months ended  June 30, 2024, the Company sold 7,407 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $12.42.

The Company is not obligated to sell any shares under the ATM Agreement. The offering of shares pursuant to the ATM Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through B. Riley, of all of the shares subject to the ATM Agreement and (ii) termination of the ATM Agreement in accordance with its terms.

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of June 30, 2025 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares of the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of June 30, 2025, the LLC interests owned approximately 55.4% of the Sky Common Units outstanding.

11.	Equity Compensation

Restricted Stock Units (“RSUs”)

In February 2025 and June 2025, the Company granted time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan. 437,930 time-based awards were granted at a grant date fair value of $11.15 in February 2025 and 60,634 time-based awards were granted at a grant date fair value of $9.77 in June 2025. The February and June 2025 RSU grants will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on February 18, 2029 and June 19, 2029, respectively.

During the three and six months ended June 30, 2025, the Company recognized stock compensation expense of approximately $1.1 million and $2.1 million, respectively, associated with all RSU awards, which is recorded within employee compensation and benefits within the statement of operations. The Company recognized stock compensation expense associated with RSU awards of approximately $0.9 million and $1.9 million for the three and six months ended June 30, 2024, respectively.  As of June 30, 2025, there are 1,096,754 unvested RSUs outstanding with a weighted average grant date fair value of $9.88. The unrecognized compensation costs associated with all unvested RSUs at June 30, 2025 was approximately $10.3 million that is expected to be recognized over a weighted-average future period of 2.8 years.

Non-qualified Stock Options (“NSOs”)

In February 2025, the Company granted to certain employees options to purchase 686,647 shares of Class A Common Stock at an exercise price of $11.07 under the Company’s 2022 Incentive Award Plan. The NSOs vest ratably over a four-year period beginning on the sixth anniversary of the grant date and have a term of 10 years. The options were valued at $6.33 using a Black -Scholes pricing model.

During the three and six months ended June 30, 2025, the Company recognized stock compensation expense of approximately $0.2 million and $0.4 million, respectively, associated with all NSO awards. The Company recognized stock compensation expense associated with NSO awards of approximately $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively. The unrecognized compensation costs associated with all unvested NSOs at June 30, 2025 was approximately $7.6 million that is expected to be recognized over a weighted-average future period of 8.2 years.

Sky Incentive Units

The Company recognized equity-based compensation expense relating to awarded equity units of Sky (the “Sky Incentive Units”) of $30 and $75 for the three and six months ended June 30, 2025, respectively, and $45 and $91 for the three and six months ended June 30, 2024, respectively. Expense associated with the Sky Incentive Units is recorded within compensation and benefits within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. As of June 30, 2025, there was no unrecognized compensation expense associated with the Sky Incentive Units.

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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net income (loss)	$14,356	$4,163	$5,230	$(17,036)
Less: Net loss attributable to non-controlling interests	(3,097)	(1,598)	(5,847)	(3,858)
Basic net income (loss) attributable to Sky Harbour Group Corporation shareholders	17,453	5,761	11,077	(13,178)
Less: Net (loss) attributable to LLC Interests	(3,097)	(1,462)	(5,847)	-
Diluted net income (loss) attributable to Sky Harbour Group Corporation shareholders	$14,356	$4,299	$5,230	$(13,178)

Denominator:
Basic weighted average shares of Class A Common Stock outstanding	33,827	24,734	33,747	24,504
Effect of dilutive exchange of Class B Common Stock	42,046	42,046	42,046	-
Effect of dilutive exchange of Sky Incentive Units	1,859	2,538	1,857	-
Effect of dilutive restricted stock	135	216	118	-
Diluted weighted average shares outstanding	77,867	69,534	77,768	24,504

Earnings (loss) per share of Class A Common Stock – Basic	$0.52	$0.23	$0.33	$(0.54)
Earnings (loss) per share of Class A Common Stock – Diluted	$0.18	$0.06	$0.07	$(0.54)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net earnings (loss) per common share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Shares subject to unvested restricted stock units	962	813	978	1,030
Shares issuable upon the exercise of unvested stock options	1,125	439	1,125	439
Shares issuable upon the exercise of Warrants	15,798	15,803	15,798	15,803
Shares issuable upon the exchange of Class B Common Stock	-	-	-	42,046
Shares issuable upon the exercise and exchange of Sky Incentive Units	1	18	3	2,556

13.	Accumulated Other Comprehensive Income

The following table summarizes the components of Accumulated other comprehensive income:

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2024	$53	$53
Other comprehensive income before reclassifications	70	70
Amounts reclassified to other (income) expense	(53)	(53)
Balance as of June 30, 2025	$70	$70

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2023	$312	$312
Other comprehensive income before reclassifications	462	462
Amounts reclassified to other (income) expense	(707)	(707)
Balance as of June 30, 2024	$67	$67

14.	Segment Information

The Company has one consolidated reportable segment. This segment derives revenues from customers through the leasing of home-basing aircraft hangars and through services and products ancillary to its leasing activities. As of June 30, 2025, the Company drives revenue entirely within the United States and manages the business activities on a consolidated basis.

The determination of reportable operating segments is based on the Chief Operating Decision Maker’s (“CODM’s”) use of financial information provided for the purposes of assessing performance and making operating decisions. The Company’s CODM is its founder and Chief Executive Officer. The CODM uses net income (loss) to allocate resources and assess the performance of the Company by comparing actual results to historical results and previously forecasted financial information and the allocation of budget between the expenses presented within the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. All required significant financial segment information can be found within the consolidated financial statements.

15.	Commitments and Contingencies

In addition to the lease payment commitments discussed in Note 7 — Leases, the ground leases to which the Company is a party contain covenants that require the Company to conduct construction of hangar facilities on the leased grounds within a certain period and in some cases, to spend a minimum dollar amount.

The DVT Lease requires approximately $14.6 million of improvements to be made for the DVT Phase II project within 12-months after receiving permitting documents, but in no event later than  May 2027.

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

The SWF Lease requires that the Company make minimum capital improvements of $60 million within 36 months of receiving certain environmental approvals associated with construction. In the event that the Company does not expend such amount within the prescribed timeline, such difference would become payable to SWF over a 24-month period.

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

Loan and Security Agreement

On  December 6, 2024, the Company entered into a revolving line of credit loan and security agreement (the “Loan and Security Agreement”), with a company controlled by the former owner of the Company’s acquired subsidiaries at Camarillo Airport (“CMA”), who also serves as an independent contractor of the Company. The Company provided an initial loan commitment of $1.0 million and agreed to provide an additional $2.0 million of availability under a revolving line of credit to fund the working capital requirements of such company. The Loan and Security Agreement matures on  December 6, 2029, and bears interest at the standard overnight financing right plus 2% per annum.

As of June 30, 2025 and  December 31, 2024, the Company had loaned a total of $1.1 million and $1.0 million, respectively, to such company, the balance of which is presented as a component of accounts receivable, prepaid expenses, and other assets within the Company’s consolidated balance sheet.

Echo Echo Agreement

On  September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was  September 8, 2021 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 35 days’ written notice, or if the aircraft is sold or otherwise disposed of. The Company is charged per flight hour of use along with all direct operating costs. Additionally, the Company will also incur the pro rata share of maintenance, overhead and insurance costs of the aircraft.

On  September 19, 2024, the Company entered into an additional non-exclusive agreement with Echo Echo, LLC for the use of an Epic E1000GX aircraft. The effective date of the agreement was  August 30, 2024 and the agreement automatically renews annually. The agreement can be terminated without penalty if either party provides 30 days’ written notice, or if the aircraft is sold or otherwise disposed of. Additionally, the Company is responsible for reimbursing its pro rata share of the direct operating costs of the aircraft, exclusive of maintenance and insurance.

For the three and six months ended June 30, 2025, the Company recognized $176 and $325 of expense, respectively, within pursuit and marketing expenses under the terms of these agreements. For the three and six months ended June 30, 2024, the Company recognized $18 and $87 of expense associated such agreement, respectively. The related liability is included in Accounts payable, accrued expenses and other liabilities within the consolidated balance sheet as of June 30, 2025.

Other Relationships

For the three and six months ended June 30, 2025, the Company recognized $9 of expense for consulting services, to a company that employed the Chief Financial Officer until prior to  July 1, 2021. The Company recognized $0 of expense during the three and six months ended June 30, 2024, respectively, associated with the same company.

On June 1, 2025, the Company hired an individual to serve as its head of construction and president of one of its wholly-owned subsidiaries, Ascend Aviation Services (“Ascend”). Such individual was previously employed by, and continues to hold a financial interest in, a company that provides construction services to the Company (the “General Contractor”). The General Contractor was previously engaged by the Company to serve as general contractor in connection with its APA Phase I development project. During three and six months ended June 30, 2025 the Company incurred $2.3 million and $5.7 million of construction costs associated with the General Contractor at its APA Phase I project. The General Contractor was also previously engaged by the Company serve as an architectural and engineering consultant in connection with its ADS Phase II development project. During three and six months ended June 30, 2025 the Company incurred $0.1 million of construction costs associated with such services. All such costs are capitalized and included as a component of cost of construction within the consolidated balance sheet as of June 30, 2025.

Ascend shares office space, equipment, and various administrative services with the General Contractor. Costs incurred by the General Contractor are allocated between Ascend and the General Contractor and are charged at cost. During three and six months ended June 30, 2025 the allocated costs from the General Contractor to Ascend were $0.

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

The table below presents certain information with respect to our portfolio of ground leases as of June 30, 2025.

Airport	IATA Code	Location (City, State)	Location (Metropolitan Center)	Ground Lessor	Ground Lease Acres	Ground Lease Exp. Year(1)
Addison Airport	ADS	Addison, TX	Dallas, TX	Town of Addison	12.5	2065
Bradley International Airport	BDL	Windsor Locks, CT	Hartford, CT	Connecticut Airport Authority	8.0	2075
Camarillo Airport(2)	CMA	Camarillo, CA	Los Angeles, CA	County of Ventura	17.1	2073
Centennial Airport	APA	Englewood, CO	Denver, CO	Arapahoe County Public Airport Authority	19.7	2097
Chicago Executive Airport	PWK	Wheeling, IL	Chicago, IL	Village of Wheeling and City of Prospect Heights	15.0	2075
Hillsboro Airport	HIO	Hillsboro, OR	Portland, OR	Port of Portland	13.2	2072
Hudson Valley Regional Airport	POU	Wappingers Falls, NY	New York, NY	County of Duchess	7.1	2066
King County International Airport (Boeing Field)	BFI	Seattle, WA	Seattle, WA	King County	5.0	2026
Miami-Opa Locka Executive Airport	OPF	Opa Locka, FL	Miami, FL	Miami-Dade County	22.6	2079
Nashville International Airport	BNA	Nashville, TN	Nashville, TN	Metropolitan Nashville Airport Authority	15.2	2070
New York Stewart International Airport	SWF	New Windsor, NY	New York, NY	The Port Authority of New York and New Jersey	16.0	2070
Orlando Executive Airport	ORL	Orlando, FL	Orlando, FL	Greater Orlando Aviation Authority	20.0	2074
Phoenix Deer Valley Airport	DVT	Phoenix, AZ	Phoenix, AZ	City of Phoenix	15.4	2061
Salt Lake City International Airport	SLC	Salt Lake City, UT	Salt Lake City, UT	Salt Lake City Corporation	8.4	2077
San José Mineta International Airport	SJC	San José, CA	San José, CA	City of San José	6.5	2044
Sugar Land Regional Airport	SGR	Sugar Land, TX	Houston, TX	City of Sugar Land	8.1	2049
Trenton-Mercer Airport	TTN	Ewing, NJ	New York, NY - Philadelphia, PA	County of Mercer	11.8	2078
Washington Dulles International Airport	IAD	Dulles, VA	Washington, DC	Metropolitan Washington Airports Authority	18.0	2084

(1)

Ground lease expiration years presented include estimates of term commencements based on the achievement of certain milestones and assume the exercise of all lease term extension options exercisable at our sole discretion.

(2)	Our portfolio at Camarillo Airport consists of two ground leases which cover 6.2 and 10.9 acres, respectively. Such leases expire in 2071 and 2073, respectively.

The following tables provide supplemental information regarding each of our home basing hangar campus properties in operation and in development:

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at June 30, 2025
SGR	December 2020	7	66,080	7.5%	100.0%
BNA	November 2022	10	149,069	16.7%	88.9%
OPF Phase I	February 2023	12	160,092	17.9%	100.0%
DVT Phase I	April 2025	8	134,270	15.0%	25.0%
ADS Phase I	June 2025	6	120,836	13.5%	26.5%
SJC Renovation	Existing facility	1	50,431	5.7%	100.0%
CMA	Existing facility	4	121,931	13.7%	77.6%
BFI	Existing facility	4	89,609	10.0%	50.5%
Total/Weighted Average		52	892,318	100.0%	68.9%

PROPERTIES IN DEVELOPMENT

		Projected	Projected	Estimated Total
		Construction	Completion	Project Cost		Rentable
Facility	Status	Start (1)	Date (1)	($mm) (1)	Hangars (1)	Square Footage (1)
ADS Phase II	In Development	Q2 2025	Q3 2026	24.6 - 28.5	4	108,320
APA Phase I	In Construction	Q4 2022	Q3 2025	48.4 - 48.6	9	132,000
APA Phase II	Predevelopment	Q3 2026	Q4 2027	30.4 - 33.6	3	60,945
BDL Phase I	In Development	Q3 2025	Q4 2026	40.0 - 42.1	3	107,360
DVT Phase II	Predevelopment	Q2 2026	Q2 2027	34.6 - 38.6	6	132,732
HIO Phase I	In Development	Q3 2026	Q4 2027	39.9 - 44.1	3	128,640
HIO Phase II	In Development	Q4 2027	Q4 2029	20.0 - 22.1	2	64,480
IAD Phase I	In Development	Q2 2026	Q3 2027	55.0 - 60.8	4	171,520
IAD Phase II	Predevelopment	Q3 2031	Q4 2032	44.7 - 49.4	4	171,520
OPF Phase II	In Construction	Q1 2025	Q2 2026	39.3 - 39.6	3	111,720
ORL Phase I	In Development	Q1 2026	Q2 2027	39.5 - 43.6	3	133,640
ORL Phase II	Predevelopment	Q4 2034	Q1 2036	35.2 - 39.0	3	128,640
POU Phase I	In Development	Q2 2026	Q3 2027	38.8 - 42.8	2	85,760
POU Phase II	Predevelopment	Q1 2027	Q2 2028	18.3 - 20.3	1	42,880
PWK Phase I	In Development	Q2 2026	Q3 2027	53.6 - 59.2	4	171,520
PWK Phase II	Predevelopment	TBD	TBD	TBD	TBD	TBD
SJC Phase II	In Development	Q2 2027	Q1 2028	11.8 - 13.0	1	28,000
SLC	In Development	Q1 2026	Q1 2027	59.2 - 65.5	4	171,520
SWF	In Development	TBD	TBD	TBD	TBD	TBD
TTN	In Development	Q2 2026	Q3 2027	40.1 - 44.3	3	128,640
Total				673.4 - 735.1	62	2,079,837

(1)

In June 2025, we updated our estimates of the estimated total construction cost, hangars, and rentable square footage of our properties in development to reflect updates in anticipated site plans, hangar specifications, and the impact of general macroeconomic conditions. Our projections associated with the commencement and completion of construction, estimated total construction cost, hangars, and rentable square footage of our properties in development are inherently subjective and require judgement to estimate. We believe that our estimates of construction costs and timelines are subject to variability based on various factors including, but not limited to, changes in anticipated site plans, hangar mix, hangar specifications, executed guaranteed maximum price construction contracts, and general market conditions.

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

Our projections associated with the commencement and completion of construction, estimated total construction cost, hangars, and rentable square footage of our properties in development are inherently subjective and require judgement to estimate. We believe that our estimates of construction costs and timelines are subject to variability based on various factors including, but not limited to, changes in anticipated site plans, hangar mix, hangar specifications, executed guaranteed maximum price construction contracts, and general market conditions. During 2024 and 2025, we updated many of our preliminary estimates based on our intention to begin incorporating a larger hangar prototype into our home basing hangar campuses, which is intended to provide an increase in rentable square footage of hangar, office, and lounge space upon completion. This larger hangar prototype requires an increase in construction materials and components, and we expect its incorporation into multiple future development projects will ultimately result in cost savings through the realization of economies of scale. Our updated estimates of total construction costs do not include projections of potential cost reductions due to such efficiencies, and we continue to reevaluate our preliminary and updated estimates from time to time over the course of the development lifecycle. We intend to continue to aggressively mitigate inflationary pressures, reduce construction costs to the greatest extent possible, and pursue compressed development schedules. We currently structure our guaranteed maximum price construction contracts with shared savings clauses to incentivize the general contractors to reduce construction costs. No assurance can be given that our cost mitigation strategies will be successful, the costs of our ongoing and future projects will not exceed budgets or the guaranteed maximum price for such projects, or that the completion will not be delayed beyond the projected completion dates.

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

Operating Expenses

In addition to changes in our revenue, our operating results are affected by, among other things, the level of our operating expenses. One of our largest expenses are the payments payable under our ground leases. For the six months ended June 30, 2025 and 2024, we recognized expense related to ground leases of approximately $6.5 million and $3.5 million, respectively. We elect to expense rather than capitalize ground lease expense incurred at hangar campus sites under development and will incur expense under GAAP regardless of whether our ground leases defer cash rent payments until completion of construction. As we enter into new ground leases at new airport sites, our ground lease expense and associated cash payments to airport landlords will ultimately continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively. Other operating expenses reflected in our consolidated statement of operations are reflective of the professional, legal and consulting fees, compensation costs, and other general and administrative expenses, including those necessary to support our business as a public company such as expenses associated with corporate governance, SEC reporting, and other compliance matters. While we expect that such expenses will rise in some measure as our portfolio of hangar campuses grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies, economies of scale, insourcing of job functions, and cost control measures.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Three months ended
	June 30, 2025	June 30, 2024	Change
Revenue:
Rental revenue	$5,225	$3,174	$2,051
Fuel revenue	1,363	444	919
Total revenue	6,588	3,618	2,970

Expenses:
Campus operating expenses	2,226	1,004	1,222
Fuel expenses	923	82	841
Ground lease expenses	3,568	2,253	1,315
Depreciation and amortization	1,479	642	837
Pursuit and marketing expenses	585	373	212
Employee compensation and benefits	4,294	3,415	879
General and administrative expenses	1,041	807	234
Total expenses	14,116	8,576	5,540

Operating loss	(7,528)	(4,958)	(2,570)

Other (income) expense:
Interest expense	133	187	(54)
Unrealized gain on warrants	(21,801)	(8,219)	(13,582)
Other income	(216)	(1,089)	873
Total other (income) expense	(21,884)	(9,121)	(12,763)

Net loss	$14,356	$4,163	$10,193

Revenues

Rental revenues for the three months ended June 30, 2025 were approximately $5.2 million, compared to approximately $3.2 million for the three months ended June 30, 2024. The $2.0 million, or 65%, increase was primarily the result of operations at CMA, which was acquired during the three months ended December 31, 2024 and the cumulative impact of increased occupancy at our BNA, OPF, and SJC hangar campuses.

Fuel revenues for the three months ended June 30, 2025 were approximately $1.3 million, compared to approximately $0.4 million for the three months ended June 30, 2024. The approximately $0.9 million, or 207%, increase was primarily the result of fuel sales at our CMA hangar campus, where our fuel revenues and related expenses are recognized on a gross basis.

Operating Expenses

Campus operating expenses increased approximately $1.2 million, or 122%, from approximately $1.0 million for the three months ended June 30, 2024, to approximately $2.2 million for the three months ended June 30, 2025. Salaries, wages, and benefits associated with our hangar campus personnel increased approximately $0.6 million, primarily driven by headcount increases in anticipation of the commencement of operations at our DVT, APA, and ADS hangar campuses and the acquisition of a hangar campus at CMA during December 2024. Other campus operating expenses increased approximately $0.6 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at CMA and SJC, where our operations commenced in December 2024 and April 2024, respectively.

Fuel expenses for the three months ended June 30, 2025 were approximately $0.9 million, compared to approximately $0.1 million for the three months ended June 30, 2024. The approximately $0.8 million, or 1,026%, increase was primarily the result of our acquisition of CMA during the three months ended December 31, 2024, and the related impact of recognizing certain fuel revenue and expenses on a gross basis.

Ground lease expenses increased approximately $1.3 million, or 59%, from approximately $2.3 million for the three months ended June 30, 2024, to approximately $3.6 million for the three months ended June 30, 2025. The increase in ground lease expense was driven by the ground leases signed at SLC during the three months ended September 30, 2024, the ground leases assumed as part of the CMA Transaction during the three months ended December 31, 2024, and the ground leases signed at SWF and HIO during the three months ended June 30, 2025.

Depreciation and amortization increased approximately $0.8 million, or 130%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily driven by our acquisition of a hangar campus at CMA during the three months ended December 31, 2024 and the commencement of operations at our DVT campus during the three months ended June 30, 2025.

Operating Expenses - Continued

Pursuit and marketing expenses for the three months ended June 30, 2025 were approximately $0.6 million, compared to approximately $0.4 million for the three months ended June 30, 2024. The approximately $0.2 million, or 57%, increase was primarily the result of investment in our growth strategy in securing airport site acquisitions and potential tenants throughout the year.

Employee compensation and benefits expenses increased approximately $0.9 million, or 26%, to $4.3 million for the three months ended June 30, 2025, as compared to approximately $3.4 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in corporate headcount and expense recognized associated with our equity compensation programs. Headcount and compensation expenses increased approximately $0.7 million, and non-cash equity compensation expense increased approximately $0.2 million.

For the three months ended June 30, 2025 and 2024, other general and administrative expenses were approximately $1.0 million and approximately $0.8 million, respectively. The approximately $0.2 million increase was primarily driven by slight increases in professional fees and technology costs due to the expansion of the business and headcount, offset by a slight decrease in corporate insurance premiums.

Other (Income) Expense

Other income increased from approximately $9.1 million of income for the three months ended June 30, 2024, to approximately $21.9 million of income for the three months ended June 30, 2025. This increase was primarily due to an approximately $13.6 million difference in the mark-to-market adjustment of the outstanding warrants at June 30, 2025 as compared to June 30, 2024 offset by an approximately $0.9 million decrease in other income driven by a reduction in interest income earned from investments in U.S. Treasuries.

Six months ended June 30, 2025 Compared to the Six months ended June 30, 2024

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Six months ended
	June 30, 2025	June 30, 2024	Change
Revenue:
Rental revenue	$9,685	$5,312	$4,373
Fuel revenue	2,495	710	1,785
Total revenue	12,180	6,022	6,158

Expenses:
Campus operating expenses	4,109	1,783	2,326
Fuel expenses	1,657	155	1,502
Ground lease expenses	6,472	3,484	2,988
Depreciation and amortization	2,578	1,271	1,307
Pursuit and marketing expenses	1,165	727	438
Employee compensation and benefits	8,533	7,006	1,527
General and administrative expenses	2,018	1,778	240
Total expenses	26,532	16,204	10,328

Operating loss	(14,352)	(10,182)	(4,170)

Other (income) expense:
Interest expense	271	381	(110)
Unrealized loss on warrants	(19,274)	7,969	(27,243)
Other income	(579)	(1,496)	917
Total other (income) expense	(19,582)	6,854	(26,436)

Net loss	$5,230	$(17,036)	$22,266

Revenues

Rental revenues for the six months ended June 30, 2025 were approximately $9.7 million, compared to approximately $5.3 million for the six months ended June 30, 2024. The $4.4 million, or 82%, increase was primarily the result of operations at CMA, which was acquired during the three months ended December 31, 2024 and the cumulative impact of increased occupancy at our BNA, OPF, and SJC hangar campuses.

Fuel revenues for the six months ended June 30, 2025 were approximately $2.5 million, compared to approximately $0.7 million for the six months ended June 30, 2024. The approximately $1.8 million, or 251%, increase was primarily the result of fuel sales at our CMA hangar campus, where our fuel revenues and related expenses are recognized on a gross basis.

Operating Expenses

Campus operating expenses increased approximately $2.3 million, or 130%, from approximately $1.8 million for the six months ended June 30, 2024, to approximately $4.1 million for the six months ended June 30, 2025. Salaries, wages, and benefits associated with our hangar campus personnel increased approximately $1.2 million, primarily driven by headcount increases in anticipation of the commencement of operations at our DVT, APA, and ADS hangar campuses, the acquisition of a hangar campus at CMA during December 2024, and the commencement of operations at our SJC hangar campus in April 2024. Other campus operating expenses increased approximately $1.1 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at CMA where our operations commenced in December 2024, and start-up expenses associated with our DVT, APA, and ADS hangar campuses .

Fuel expenses for the six months ended June 30, 2025 were approximately $1.7 million, compared to approximately $0.2 million for the six months ended June 30, 2024. The approximately $1.5 million, or 969%, increase was primarily the result of our acquisition of CMA during the three months ended December 31, 2024, and the related impact of recognizing certain fuel revenue and expenses on a gross basis.

Ground lease expenses increased approximately $3.0 million, or 86%, from approximately $3.5 million for the six months ended June 30, 2024, to approximately $6.5 million for the six months ended June 30, 2025. The increase in ground lease expense was driven primarily by expense recognized associated with the ground lease signed at IAD during the three months ended June 30, 2024, SLC during the three months ended September 30, 2024, the ground leases assumed as part of the CMA Transaction during the three months ended December 31, 2024, and the ground leases signed at SWF and HIO during the three months ended June 30, 2025.

Depreciation and amortization increased approximately $1.3 million, or 103%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily driven by our acquisition of a hangar campus at CMA during the three months ended December 31, 2024 and the commencement of operations at our DVT campus during the three months ended June 30, 2025.

Operating Expenses - Continued

Pursuit and marketing expenses for the six months ended June 30, 2025 were approximately $1.1 million, compared to approximately $0.7 million for the six months ended June 30, 2024. The approximately $0.4 million, or 58%, increase was primarily the result of investment in our growth strategy in securing airport site acquisitions and potential tenants throughout the year.

Employee compensation and benefits expenses increased approximately $1.5 million, or 22%, to $8.5 million for the six months ended June 30, 2025, as compared to approximately $7.0 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in corporate headcount and expense recognized associated with our equity compensation programs. Headcount and compensation expenses increased approximately $1.0 million, and non-cash equity compensation expense increased approximately $0.5 million.

For the six months ended June 30, 2025 and 2024, other general and administrative expenses were approximately $2.0 million and approximately $1.8 million, respectively. The approximately $0.2 million increase was primarily driven by slight increases in professional fees and technology costs due to the expansion of the business and headcount, offset by a slight decrease in corporate insurance premiums.

Other (Income) Expense

Other income increased from approximately $6.9 million of expense for the six months ended June 30, 2024, to approximately $19.6 million of income for the six months ended June 30, 2025. This increase was primarily due to an approximately $27.2 million difference in the mark-to-market adjustment of the outstanding warrants at June 30, 2025 as compared to June 30, 2024.

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

Adjusted EBITDA

A reconciliation of net income (loss) to Adjusted EBITDA is presented below:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$14,356	$4,163	$5,230	$(17,037)
Add (subtract):
Depreciation and amortization	1,479	642	2,578	1,271
Interest expense	133	187	271	381
Other income	(216)	(1,089)	(579)	(1,496)
Changes in fair value of warrant liabilities	(21,801)	(8,219)	(19,274)	7,969
Equity-based compensation	1,323	1,076	2,561	2,108
Non-cash operating lease expense	1,867	1,141	3,348	1,940
Non-cash operating lease income	(157)	36	(465)	17
Adjusted EBITDA	$(3,016)	$(2,063)	$(6,330)	$(4,847)

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

We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional private activity bonds and other debt and the issuance of additional equity securities. We also have the ability to utilize our ATM Facility (as defined below) or otherwise utilize our shelf registration statement on Form S-3 to access the capital markets. However, as we have recently become a publicly-traded company, we cannot assure you that we will have access to these sources of capital or that, even if such sources of capital are available, that these sources of capital will be available on favorable terms. Our ability to incur additional debt will depend on multiple factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that are or may be imposed by future lenders. Our ability to access the equity and debt capital markets will depend on multiple factors as well, including general market conditions for real estate companies, our degree of leverage, the trading price of our common stock and debt and market perceptions about our Company.

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the Series 2021 Bonds indenture. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of June 30, 2025.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$8,610	$42,442
Restricted cash	23,495	51,917
Investments	30,999	18,987
Restricted investments	11,457	13,816
Total cash, restricted cash, investments, and restricted investments	$74,561	$127,162

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

At-the-Market Facility

On March 27, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, at our sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, we may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. We will pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions. During the three and six months ended June 30, 2025, we sold 20,472 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $13.70. During the twelve months ended December 31, 2024, we sold 79,676 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $13.75. As a result, we have approximately $98.6 million in remaining capacity under our ATM Facility.

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

Covenants in the PABs require SHC to maintain a debt service coverage ratio (as defined in the relevant documents) of at least 1.25 for each applicable test period, commencing with the quarter ending December 31, 2024. The PABs are subject to a Continuing Disclosure Agreement whereby SHC is obligated to provide electronic copies of (i) monthly construction reports, (ii) quarterly reports containing quarterly financial information of SHC and (iii) annual reports containing audited consolidated financial statements of SHC to the Municipal Securities Rulemaking Board. As of June 30, 2025, we were in compliance with all debt covenants.

Lease Commitments

The Company’s future minimum lease payments required under leases as of June 30, 2025 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025 (remainder of year)	$3,231	$12
2026	7,143	17
2027	8,504	2
2028	9,701	-
2029	10,249	-
Thereafter	580,613	-
Total lease payments	619,441	31
Less imputed interest	(444,071)	(1)
Total	$175,370	$30

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended
	June 30, 2025	June 30, 2024
Cash and restricted cash at beginning of period	$94,359	$72,266
Net cash used in operating activities	(5,994)	(5,472)
Net cash (used in) provided by investing activities	(54,803)	54,535
Net cash (used in) provided by financing activities	(1,457)	975
Cash and restricted cash at end of period	$32,105	$122,304

Operating Activities

Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Our working capital consists primarily of cash, receivables from tenants, prepaid expenses, accounts payable, accrued compensation, accrued other expenses, and lease liabilities. The timing of collection of our tenant receivables, and the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.

 Net cash used in operating activities was approximately $6.0 million for the six months ended June 30, 2025, as compared to cash used in operating activities of approximately $5.5 million for the same period in 2024. The $0.5 million increase in cash used in operating activities was primarily attributable to an approximately $2.1 million increase in net loss, net of non-cash adjustments and an approximately $1.6 million favorable change in working capital. The increase in net loss, net of non-cash adjustments was primarily driven by the impact of increases in headcount at both the corporate and hangar campus level, including start-up expenses incurred in anticipation of commencing operations at DVT, APA, and ADS. The favorable change in working capital was primarily driven by the timing of collections of accounts receivable as well as spending commitments and payments of our accounts payable and other accrued expenses.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of hangar campus development projects.

 Net cash used in investing activities was approximately $54.8 million for the six months ended June 30, 2025, as compared to cash provided by investing activities of approximately $54.5 million for the same period in 2024. The decrease of approximately $109.3 million of cash provided by investing activities was driven primarily by a decrease in proceeds received from held-to-maturity investments of approximately $69.1 million, an increase of capital expenditures of approximately $27.0 million, and an approximately $12.4 million increase in purchases of available for sale investments for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash used in financing activities was approximately $1.5 million for the six months ended June 30, 2025, as compared to net cash provided by financing activities of approximately $1.0 million for the same period in 2024. The approximately $2.5 million increase in net cash used in financing activities was primarily driven by a decrease of $3.0 million in proceeds received from the exercise of Warrants during the six months ended June 30, 2024.

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

In connection with the preparation of this Form 10-Q, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2025, there were no unregistered sales of the Company’s securities that were not reported in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

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

August 12, 2025

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

August 12, 2025

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

August 12, 2025