Form 10-Q
period 2025-09-30
Sky Harbour Group Corp
filed 2025-11-12
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, 33,918,464 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Cash	$23,505	$42,442
Restricted cash	12,968	51,917
Investments	-	18,987
Restricted investments	11,455	13,816
Accounts receivable, prepaid expenses, and other assets	12,314	8,624
Cost of construction	42,171	144,900
Constructed assets, net	265,955	110,302
Right-of-use assets	166,434	147,831
Long-lived assets, net	20,448	14,732
Lease intangible assets, net	2,784	3,005
Total assets	$558,034	$556,556

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$24,617	$27,655
Operating lease liabilities	176,687	152,797
Loans payable and finance lease liabilities	6,252	7,535
Bonds payable, net of debt issuance costs and premiums	162,767	162,621
Warrants liability	23,855	46,130
Total liabilities	394,178	396,738

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of September 30, 2025; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 33,897,274 and 33,456,227 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,046,356 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	172,148	168,634
Accumulated deficit	(55,393)	(64,592)
Accumulated other comprehensive income	-	53
Total Sky Harbour Group Corporation stockholders’ equity	116,762	104,102

Non-controlling interests	47,094	55,716
Total equity	163,856	159,818

Total liabilities and equity	$558,034	$556,556

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue:
Rental revenue	$5,709	$3,553	$15,395	$8,865
Fuel revenue	1,593	544	4,088	1,254
Total revenue	7,302	4,097	19,483	10,119

Expenses:
Campus operating expenses	2,102	1,126	6,212	2,910
Fuel expenses	689	80	2,346	234
Ground lease expenses	3,522	2,475	9,994	5,959
Depreciation and amortization	1,774	646	4,352	1,917
Pursuit and marketing expenses	564	617	1,729	1,343
Employee compensation and benefits	4,961	3,073	13,494	10,080
General and administrative expenses	1,369	944	3,386	2,722
Total expenses	14,981	8,961	41,513	25,165

Operating loss	(7,679)	(4,864)	(22,030)	(15,046)

Other (income) expense:
Interest expense	280	177	551	558
Unrealized (gain) loss on warrants	(3,002)	15,961	(22,275)	23,930
Other income	(304)	(303)	(883)	(1,799)
Total other (income) expense	(3,026)	15,835	(22,607)	22,689

Net income (loss)	(4,653)	(20,699)	577	(37,735)

Net loss attributable to non-controlling interests	(2,775)	(2,145)	(8,622)	(6,003)
Net income (loss) attributable to Sky Harbour Group Corporation shareholders	$(1,878)	$(18,554)	$9,199	$(31,732)

Earnings (loss) per share
Basic	$(0.06)	$(0.74)	$0.27	$(1.29)
Diluted	$(0.06)	$(0.74)	$0.01	$(1.29)
Weighted average shares
Basic	33,881	25,055	33,792	24,689
Diluted	33,881	25,055	77,763	24,689

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$(4,653)	$(20,699)	$577	$(37,735)
Unrealized gains on available-for-sale securities	-	26	70	503
Realized gains on available-for-sale securities reclassified to the consolidated statements of operations	(70)	(67)	(123)	(774)
Total comprehensive income (loss)	$(4,723)	$(20,740)	$524	$(38,006)

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Accumulated Other	Total	Non-
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2024	33,456,227	$3	42,046,356	$4	$168,634	$(64,592)	$53	104,102	$55,716	$159,818
Share-based compensation	-	-	-	-	1,193	-	-	1,193	45	1,238
Vesting of restricted stock units	201,207	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(59,548)	-	-	-	(661)	-	-	(661)	-	(661)
Payment of equity issuance costs	-	-	-	-	(65)	-	-	(65)	-	(65)
Exchange of Sky Incentive Units	196,000	-	-	-	75	-	-	75	(75)	-
Other comprehensive loss	-	-	-	-	-	-	(53)	(53)	-	(53)
Net loss	-	-	-	-	-	(6,376)	-	(6,376)	(2,750)	(9,126)
Balance at March 31, 2025	33,793,886	$3	42,046,356	$4	$169,176	$(70,968)	$-	$98,215	$52,936	$151,151
Share-based compensation	-	-	-	-	1,293	-	-	1,293	30	1,323
Vesting of restricted stock units	31,190	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(10,175)	-	-	-	(116)	-	-	(116)	-	(116)
Issuance of stock through ATM Facility	20,472	-	-	-	281	-	-	281	-	281
Payment of equity issuance costs	-	-	-	-	(20)	-	-	(20)	-	(20)
Other comprehensive loss	-	-	-	-	-	-	70	70	-	70
Net income (loss)	-	-	-	-	-	17,453	-	17,453	(3,097)	14,356
Balance at June 30, 2025	33,835,373	$3	42,046,356	$4	$170,614	$(53,515)	$70	$117,176	$49,869	$167,045
Share-based compensation	-	-	-	-	1,990	-	-	1,990	-	1,990
Vesting of restricted stock units	94,501	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(32,600)	-	-	-	(456)	-	-	(456)	-	(456)
Other comprehensive income	-	-	-	-	-	-	(70)	(70)	-	(70)
Net income (loss)	-	-	-	-	-	(1,878)	-	(1,878)	(2,775)	(4,653)
Balance at September 30, 2025	33,897,274	$3	42,046,356	$4	$172,148	$(55,393)	$-	$116,762	$47,094	$163,856

	Class A		Class B		Additional		Accumulated Other	Total	Non-	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Balance at December 31, 2023	24,165,523	$2	42,046,356	$4	$88,198	$(19,361)	$312	69,155	$63,091	$132,246
Share-based compensation	-	-	-	-	987	-	-	987	45	1,032
Vesting of restricted stock units	176,166	-	-	-		-	-	-	-	-
Shares withheld for payment of employee taxes	(57,833)	-	-	-	(686)	-	-	(686)	-	(686)
Exercise of warrants	253,703	-	-	-	3,332	-	-	3,332	-	3,332
Payment of equity issuance costs	-	-	-	-	(43)	-	-	(43)	-	(43)
Other comprehensive income	-	-	-	-	-	-	378	378	-	378
Net loss	-	-	-	-	-	(18,940)	-	(18,940)	(2,259)	(21,199)
Balance at March 31, 2024	24,537,559	$2	42,046,356	$4	$91,788	$(38,301)	$690	$54,183	$60,877	$115,060
Share-based compensation	-	-	-	-	1,030	-	-	1,030	45	1,075
Vesting of restricted stock units	100,700	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(22,090)	-	-	-	(239)	-		(239)	-	(239)
Exercise of warrants	3,639	-	-	-	47	-	-	47	-	47
Issuance of stock through ATM Facility	7,407	-	-	-	90	-		90		90
Exchange of Sky Incentive Units	251,485	-	-	-	89	-		89	(89)	-
Other comprehensive loss	-	-	-	-	-	-	(623)	(623)	-	(623)
Net income (loss)	-	-	-	-	-	5,761	-	5,761	(1,598)	4,163
Balance at June 30, 2024	24,878,700	$2	42,046,356	$4	$92,805	$(32,540)	$67	$60,338	$59,235	$119,573
Share-based compensation	-	-	-	-	860	-	-	860	46	906
Vesting of restricted stock units	69,791	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(22,163)	-	-	-	(198)	-	-	(198)	-	(198)
Exchange of Sky Incentive Units	400,000	-	-	-	166	-	-	166	(166)	-
Payment of equity issuance costs	-	-	-	-	(23)	-	-	(23)	-	(23)
Other comprehensive income	-	-	-	-	-	-	(26)	(26)	-	(26)
Net loss	-	-	-	-	-	(18,554)	-	(18,554)	(2,145)	(20,699)
Balance at September 30, 2024	25,326,328	$2	42,046,356	$4	$93,610	$(51,094)	$41	$42,563	$56,970	$99,533

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$577	$(37,735)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,411	1,917
Amortization of debt issuance costs	73	-
Straight-line rent adjustments, net	(767)	(42)
Equity-based compensation	4,551	3,013
Non-cash operating lease expense	5,287	3,275
Realized gain on available for sale investments	(95)	(139)
Loss (gain) on disposition of assets	69	(5)
Unrealized (gain) loss on warrants	(22,275)	23,930
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other assets	1,092	270
Right-of-use asset initial direct costs	-	(17)
Accounts payable, accrued expenses, and other liabilities	177	(1,102)
Net cash used in operating activities	(6,900)	(6,635)

Cash flows from investing activities:
Purchases of long-lived assets	(7,693)	(1,327)
Payments for cost of construction	(58,489)	(54,050)
Proceeds from disposition of long-lived assets	553	10
Investment in notes receivable, net	(121)	-
Purchases of available for sale investments	(188,394)	(206,883)
Proceeds from available for sale investments	207,493	199,153
Proceeds from held-to-maturity investments	2,356	71,464
Net cash (used in) provided by investing activities	(44,295)	8,367

Cash flows from financing activities:
Proceeds from exercise of warrants	-	2,960
Proceeds from ATM Facility	281	90
Principal payments for loans payable and finance leases	(1,283)	(1,343)
Payments for debt issuance costs	(4,366)	-
Payments for equity issuance costs	(90)	(415)
Payments of employee taxes related to vested equity awards	(1,233)	(1,123)
Net cash (used in) provided by financing activities	(6,691)	169

Net (decrease) increase in cash and restricted cash	(57,886)	1,901

Cash and restricted cash, beginning of period	94,359	72,266

Cash and restricted cash, end of period	$36,473	$74,167

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of September 30, 2025, SHG owned approximately 44.6% of the Sky Common Units and the prior holders of Sky Common Units (the “LLC Interests”) owned approximately 55.4% of the Sky Common Units and control the Company through their ownership of the Company's Class B Common Stock, $0.0001 par value (“Class B Common Stock”).

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

The table below sets forth a summary of variable payments for the three and nine months ended September 30, 2025 and 2024 recorded in the captions within our consolidated statement of operations:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Variable payments included in rental revenue	$332	$273	$1,068	$616
Variable payments included in fuel revenue	839	544	1,984	1,254
Total variable payments included in revenue	$1,171	$817	$3,052	$1,870

As of September 30, 2025 and December 31, 2024, the deferred rent receivable included in accounts receivable, prepaid expenses, and other assets was $1,261 and $594, respectively. Rent received in advance represents tenant payments received prior to the contractual due date, and is included in accounts payable, accrued expenses, and other liabilities. Rent received in advance consisted of $807 and $390 as of September 30, 2025 and December 31, 2024, respectively.

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

For the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, the Company did not derive 10% of its revenue from any single tenant.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three and nine months ended September 30, 2025 and 2024. The effective income tax rate for the three and nine months ended September 30, 2025 and 2024 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized due to the cumulative losses sustained by the Company to date.

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

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 8 — Bonds payable, loans payable, and interest, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets. Unrealized losses on certain of the Company’s investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the three and nine months ended September 30, 2025. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. As of September 30, 2025, the Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets.

The following tables set forth summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$-	$-	$-	$-
Total investments	$-	$-	$-	$-

Restricted investments, held-to-maturity:
U.S. Treasuries	11,455	-	(33)	11,422
Total restricted investments	$11,455	$-	$(33)	$11,422

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$18,934	$53	$-	$18,987
Total investments	$18,934	$53	$-	$18,987

Restricted investments, held-to-maturity:
U.S. Treasuries	13,816	85	(353)	13,548
Total restricted investments	$13,816	$85	$(353)	$13,548

The following table sets forth the maturity profile of the Company’s investments and restricted investments as of September 30, 2025:

	Investments	Restricted Investments
Due within one year	$-	$-
Due one year through five years	-	11,455
Total	$-	$11,455

4.	Cost of Construction and Constructed Assets

Constructed assets, net, and cost of construction, consists of the following:

	September 30, 2025	December 31, 2024
Constructed assets, net of accumulated depreciation:
Buildings: ADS Phase I, APA Phase I, BNA, CMA, DVT Phase I, OPF Phase I, SGR, and SJC Renovation	$274,197	$115,151
Accumulated depreciation	(8,242)	(4,849)
	$265,955	$110,302
Cost of construction:
ADS Phase II, BDL Phase I, IAD Phase I, OPF Phase II, ORL Phase I, POU Phase I, PWK Phase I, and SLC Phase I	$42,171	$144,900

Depreciation expense for the three and nine months ended September 30, 2025 totaled $1,405 and $3,393, respectively. Depreciation expense for the three and nine months ended September 30, 2024 totaled $456 and $1,354, respectively.

5.	Long-lived Assets and Lease Intangible Assets

Long-lived assets, net, consists of the following:

	September 30, 2025	December 31, 2024
Ground support equipment	$2,728	$1,644
Machinery and equipment	6,644	4,903
Buildings	7,918	5,434
Land	1,620	1,620
Other equipment and fixtures	1,342	966
Purchase deposits and construction in progress	3,239	2,380
	23,491	16,947
Accumulated depreciation	(3,043)	(2,215)
	$20,448	$14,732

Depreciation expense for the three and nine months ended September 30, 2025 totaled $321 and $816, respectively. Depreciation expense for the three and nine months ended September 30, 2024 totaled $189 and $562, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled $119 and $566 for the three and nine months ended September 30, 2025, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled $112 and $378 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, long-lived assets included approximately $3,239 and $2,380, respectively, of purchase deposits towards long-lived assets which are not being depreciated as the assets have not been placed into service.

Lease intangible assets, net, consists of the following:

	September 30, 2025	December 31, 2024
Acquired in-place lease	$1,878	$1,878
Above market leases	1,151	1,151
	3,029	3,029
Accumulated amortization	(245)	(24)
Total operating lease expense	$2,784	$3,005

Amortization expense for the three and nine months ended September 30, 2025 totaled $74 and $221, respectively, of which $26 and $78 is included within rental revenue within the consolidated statements of operations, respectively.

6.	Supplemental Balance Sheet and Cash Flow Information

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	September 30, 2025	December 31, 2024
Costs of construction	$14,327	$14,267
Employee compensation and benefits	2,133	2,746
Interest	1,822	3,474
Professional fees	1,087	1,149
Property Taxes	577	969
Tenant security deposits	1,338	1,036
Other	3,333	4,014
	$24,617	$27,655

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Nine months ended
	September 30, 2025	September 30, 2024
Accrued costs of construction, including capitalized interest	$11,109	$13,021
Accrued costs of long-lived assets	787	17
Debt issuance costs and premium amortized to cost of construction	146	152

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Nine months ended
	September 30, 2025	September 30, 2024
Right-of-use assets obtained in exchange for operating lease liabilities	$20,238	$59,192
Net increase in right-of-use assets and operating lease liabilities due to lease remeasurement	1,578	70

The following table summarizes interest paid:

	Nine months ended
	September 30, 2025	September 30, 2024
Interest paid	$7,335	$7,496

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Nine months ended
	September 30, 2025	September 30, 2024
Cash, beginning of year	$42,442	$60,257
Restricted cash, beginning of year	51,917	12,009
Cash and restricted cash, beginning of year	$94,359	$72,266

Cash, end of period	$23,505	$3,540
Restricted cash, end of period	12,968	70,627
Cash and restricted cash, end of period	$36,473	$74,167

7.	Leases

Lessee

The table below sets forth a summary of operating lease expense for the three and nine months ended September 30, 2025 and 2024 recorded in the captions within our consolidated statement of operations:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Ground lease expenses	$3,522	$2,475	$9,994	$5,959
Fuel expenses	154	66	491	176
General and administrative expenses	47	28	103	83
Total operating lease expense	$3,723	$2,569	$10,588	$6,218

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

The Company’s lease population does not include any residual value guarantees. The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for the three and nine months ended September 30, 2025 and 2024. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 15 — Commitments and Contingencies.

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

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Nine months ended
	September 30,	September 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,846	$2,883
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	16	21

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term (in years)	September 30, 2025	December 31, 2024
Operating leases
Ground leases - Unimproved at commencement	52.9	54.6
Ground leases - Existing improvements	30.3	31.0
Equipment leases	4.4	5.2
Office leases	0.3	1.1
All operating leases	44.6	44.6
Finance leases	1.2	1.9

Weighted Average Discount Rate
Operating leases
Ground leases - Unimproved at commencement	5.71%	5.45%
Ground leases - Existing improvements	5.18%	5.18%
Equipment leases	5.50%	5.46%
Office leases	4.82%	4.82%
All operating leases	5.60%	5.39%
Finance leases	4.97%	4.98%

The Company’s future minimum lease payments required under leases as of  September 30, 2025 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025 (remainder of year)	$1,626	$6
2026	7,186	17
2027	8,547	2
2028	9,744	-
2029	10,292	-
Thereafter	581,226	-
Total lease payments	618,621	25
Less imputed interest	(441,934)	(1)
Total	$176,687	$24

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

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  September 30, 2025:

Year Ending December 31,	Operating Leases
2025 (remainder of year)	$4,845
2026	17,236
2027	12,646
2028	9,261
2029	4,660
Thereafter	16,709
Total	$65,357

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

As of September 30, 2025 and December 31, 2024, the fair value of the Company’s Series 2021-1 Bonds was approximately $136.8 million and $143.8 million, respectively. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets.

The following table summarizes the Company’s Bonds payable as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(4,753)
Accumulated amortization of debt issuance costs and accretion of bond premium	931	785
Total Bonds payable, net	$162,767	$162,621

Tax-Exempt Warehouse Facility

On September 4, 2025, Sky Harbour Capital II LLC (“SH Capital II”), a wholly-owned subsidiary of the Company, entered into a Draw Down Note Purchase And Continuing Covenant Agreement (the “Credit Agreement”), among SH Capital II, the other borrowers party thereto, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger (“JPMorgan” or “Administrative Agent”). The Credit Agreement provides for, among other things, a term loan facility in an aggregate principal amount of up to $200 million (the “Term Loan Facility”) at any one time outstanding. The Term Loan Facility provides for borrowings under the Credit Agreement (the “Loans”) to be made by the Lenders from time to time as requested by SH Capital II. The Lenders will make funds available to the Term Loan Borrowers (as defined below) through the purchase of notes issued by the Issuer (as defined below) pursuant to the Loan and Security Agreement (as defined below) so that the Issuer may fund the Loans to Borrowers. The Loans will mature on September 4, 2030, subject to any extensions by the Lenders. The Term Loan Facility may be increased, subject to credit approval, up to an aggregate principal amount of $300 million.

The Credit Agreement provides for Loans to be made from time to time by special purpose subsidiaries of SH Capital II (SH Capital II together with the special purpose subsidiaries, the “Term Loan Borrowers”) for the construction and operation of hangar project facilities at various airports (the “Hangar Projects”), subject to customary phased eligibility criteria. Loans will be secured by the real estate underlying the Hangar Projects, pledges of equity interests in the Term Loan Borrowers and certain revenues of the Term Loan Borrowers. Sky Harbour LLC, the Company’s operating company, and Sky Harbour Holdings II LLC, the holding company of SH Capital II, and Sky Harbour Holdings III LLC (“SKYH III”) will guarantee the Term Loan Borrowers’ obligations under the Loans pursuant to a Parent Guarantee and a Holdco Guaranty, respectively. In addition, pursuant to a Non-Recourse Carveout Guaranty, the Company will be required to guarantee the Term Loan Borrowers’ obligations under the Loans in certain limited circumstances such as misconduct by the Term Loan Borrowers or the primary guarantors. In addition, SKYH III has entered into a Pledge and Security Agreement with the Administrative Agent pursuant to which it will pledge its interest in an account ( the “Facility Cash Flow Account”) into which will be deposited amounts received by Sky Harbour LLC from excess revenues released from the Master Trust Indenture (Security Agreement), dated as of August 1, 2021, among Sky Harbour Capital LLC, the Obligated Group, and The Bank of New York Mellon, as master trustee, as amended from time to time and as joined from time to time by additional members as permitted therein (the “Term Loan Master Indenture”). No excess revenues are permitted to be released from the Term Loan Master Indenture until, among other things, substantial completion of the projects financed by the Series 2021 Bonds for the benefit of Obligated Group (the “2021 Projects”).

Certain events may disqualify a Hangar Project from further Loans and trigger prepayments such as the cancellation or termination of a construction contract or a ground lease or a material violation of environmental law. The Credit Agreement also has customary and other mandatory prepayment events including the obligation to prepay amounts to bring Company back into compliance with the Leverage Ratio (as defined below).

Loans under the Credit Agreement will bear interest at a rate of 80% of the sum of SOFR and 0.10%, plus 200 basis points. Interest payments may be capitalized, at the option of the Term Loan Borrowers, during the earlier of (i) the first three years of the Term Loan Facility or (ii) the substantial completion of the hangar projects contemplated by the Series 2021 Bonds. The entire principal amount of the Loans is due on September 4, 2030, unless extended in accordance with the Credit Agreement. Once the outstanding aggregate principal balance of the Loans reaches $25 million, the Term Loan Borrowers are obligated, to have hedges on 50% of the Term Loan Borrowers’ interest rate risk.

In accordance with the Credit Agreement, the Term Loan Borrowers have paid an upfront fee equal to 1.50% of the $200 million in Loans commitments. The Credit Agreement also requires the Term Loan Borrowers to pay quarterly commitment fees to the Administrative Agent for the benefit of the secured lenders at the applicable rate per annum set forth below under the caption “Commitment Fee Rate,” based upon the Term Loan Borrowers’ total commitment utilization in effect for each such day during each quarter:

Category	Total Commitment Utilization	Commitment Fee Rate
1	≥75%	0.35%
2	<75% but ≥ 50%	0.45%
3	<50%	0.55%

The Credit Agreement contains customary affirmative and negative covenants for transactions of this type, including maintenance of financial ratios, debt service reserve requirements, restricted payments test and limitations on the sale, lease, or distribution of assets. The Term Loan Borrowers agreed to comply with historical and projected debt service coverage ratios. The Projected Debt Service Coverage Ratio (the “Projected DSCR”) is based principally on projected EBITDA of Hangar Projects that have reached substantial completion (“Hangar Project EBITDA”) minus certain capital expenditure and taxes divided by the debt service for the next four quarters. The Historical Debt Service Coverage Ratio (the “Historical DSCR”) is based on the Hangar Project EBITDA for the previous four quarters minus the sum of certain capital expenditures plus taxes divided by the interest of debt service for the previous four quarters. For this purpose, “EBITDA” is defined to include amounts in the Facility Surplus Account. Additionally, the Term Loan Borrowers agreed to a Leverage Ratio of 65% (the “Leverage Ratio”). The Leverage Ratio is calculated by dividing total indebtedness of the Term Loan Borrowers by a borrowing base value. The borrowing base value is principally the sum of project costs for the Hangar Projects or, in the case that an existing Hangar Project is used as collateral, net purchase price plus certain reserves established pursuant to the Credit Agreement and financed transaction costs. Commencing three months after the earlier of September 4, 2028 or a trigger date based on substantial completion of certain Hangar Projects, the Term Loan Borrowers are required to maintain (i) the Historical DSCR, or (ii) the Projected DSCR, in each case determined on the last day of each fiscal quarter of the Term Loan Borrowers, at a ratio of less than 1.25 to 1.00.

In connection with the Credit Agreement, SH Capital II entered into a Loan and Security Agreement (the “Loan and Security Agreement”), with Public Finance Authority (of Wisconsin) (the “Issuer”), SH Capital II, the other borrowers party thereto, and the Administrative Agent. The Loan and Security Agreement provides for, among other things, the issuance of up to $200 million of Sky Harbour Obligated Group II Issue, Series 2025 Notes (the “Series 2025 Notes”). If the Lenders under the Credit Agreement approve an increase in the Term Loan Facility, additional Series 2025 Notes will be issued. The Loan and Security Agreement and the Series 2025 Notes further provide for the Issuer to assign all revenues on the Notes to the Administrative Agent for the benefit of the secured lenders and provide for the incorporation of certain covenants from the Credit Agreement and customary terms and conditions for financings of this type.

As of  September 30, 2025, there were no loans outstanding under the Term Loan Facility.

Loans Payable and Finance Leases

The following table summarizes the Company’s loans payable and finance lease liabilities as of September 30, 2025 and December 31, 2024:

		September 30, 2025		December 31, 2024
	Maturity Dates	Weighted-Average Interest Rates	Balance	Weighted-Average Interest Rates	Balance
Vista Loan	December 2025	7.66%	$6,066	8.43%	$7,224
Equipment loans	August 2026 - September 2028	7.99%	161	8.01%	270
Finance leases	August 2026 - July 2027	4.97%	25	5.00%	41
Total Loans payable and finance leases		7.66%	$6,252	8.39%	$7,535

Interest

The following table sets forth the details of interest expense:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest	$1,859	$1,922	$5,601	$3,851
Commitment fees	83	-	83	-
Accretion of bond premium and amortization of debt issuance costs	121	51	218	102
Total interest incurred	2,063	1,973	5,902	3,953
Less: capitalized interest	(1,783)	(1,786)	(5,351)	(3,572)
Interest expense	$280	$187	$551	$381

9.	Warrants

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

No Warrants were exercised during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, 253,703 Warrants were exercised, resulting in approximately $2.9 million of proceeds. As of  September 30, 2025, 15,798,155 Warrants remain outstanding.

The closing price of the Warrants was $1.51 and $2.92 per warrant on  September 30, 2025 and  December 31, 2024, respectively. The aggregate fair value of the outstanding Warrants was approximately $23.9 million and $46.1 million as of  September 30, 2025 and  December 31, 2024, respectively. During the three and nine months ended September 30, 2025, the Company recorded unrealized gains associated with the change in fair value of the Warrants of approximately $3.0 million and $22.3 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded unrealized losses of approximately $16.0 million and $23.9 million, respectively, associated with the change in fair value of the Warrants.

10.	Equity

Common Equity

As of September 30, 2025, there were 33,897,274 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

At-the-Market Facility

On  March 27, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which the Company  may, from time to time, at its sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, the Company  may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company  may impose. The Company will pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions. The Company sold no shares of Class A Common Stock under the ATM Facility during the three months ended September 30, 2025 or 2024. During the nine months ended  September 30, 2025, the Company sold 20,472 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $13.70. During the nine months ended September 30, 2024, the Company sold 7,407 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $12.42.

The Company is not obligated to sell any shares under the ATM Agreement. The offering of shares pursuant to the ATM Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through B. Riley, of all of the shares subject to the ATM Agreement and (ii) termination of the ATM Agreement in accordance with its terms.

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of September 30, 2025 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares of the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of September 30, 2025, the LLC interests owned approximately 55.4% of the Sky Common Units outstanding.

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

During the three and nine months ended September 30, 2025, the Company recognized stock compensation expense of approximately $1.8 million and $3.9 million, respectively, associated with all RSU awards, inclusive of the recognition of approximately $0.7 million of expense associated with the accelerated vesting of unvested RSUs upon the departure of the Company's former Chief Operating Officer. The Company recognized stock compensation expense associated with RSU awards of approximately $0.8 million and $2.7 million for the three and nine months ended September 30, 2024, respectively. The Company recognizes expense associated with RSU awards within employee compensation and benefits within the statement of operations. As of September 30, 2025, there are 988,740 unvested RSUs outstanding with a weighted average grant date fair value of $10.02. The unrecognized compensation costs associated with all unvested RSUs at September 30, 2025 was approximately $8.4 million that is expected to be recognized over a weighted-average future period of 2.7 years.

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

During the three and nine months ended September 30, 2025, the Company recognized stock compensation expense of approximately $0.2 million and $0.6 million, respectively, associated with all NSO awards. The Company recognized stock compensation expense associated with NSO awards of approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. The unrecognized compensation costs associated with all unvested NSOs at September 30, 2025 was approximately $6.7 million that is expected to be recognized over a weighted-average future period of 8.0 years.

Sky Incentive Units

The Company recognized equity-based compensation expense relating to awarded equity units of Sky (the “Sky Incentive Units”) of $0 and $75 for the three and nine months ended September 30, 2025, respectively, and $45 and $136 for the three and nine months ended September 30, 2024, respectively. Expense associated with the Sky Incentive Units is recorded within compensation and benefits within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. As of September 30, 2025, there was no unrecognized compensation expense associated with the Sky Incentive Units.

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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net income (loss)	$(4,653)	$(20,699)	$577	$(37,735)
Less: Net loss attributable to non-controlling interests	(2,775)	(2,145)	(8,622)	(6,003)
Basic net income (loss) attributable to Sky Harbour Group Corporation shareholders	(1,878)	(18,554)	9,199	(31,732)
Less: Net (loss) attributable to LLC Interests	-	-	(8,622)	-
Diluted net income (loss) attributable to Sky Harbour Group Corporation shareholders	$(1,878)	$(18,554)	$577	$(31,732)

Denominator:
Basic weighted average shares of Class A Common Stock outstanding	33,881	25,055	33,792	24,689
Effect of dilutive exchange of Class B Common Stock	-	-	42,046	-
Effect of dilutive exchange of Sky Incentive Units	-	-	1,857	-
Effect of dilutive restricted stock	-	-	68	-
Diluted weighted average shares outstanding	33,881	25,055	77,763	24,689

Earnings (loss) per share of Class A Common Stock – Basic	$(0.06)	$(0.74)	$0.27	$(1.29)
Earnings (loss) per share of Class A Common Stock – Diluted	$(0.06)	$(0.74)	$0.01	$(1.29)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net earnings (loss) per common share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Shares subject to unvested restricted stock units	989	959	757	959
Shares issuable upon the exercise of unvested stock options	1,125	439	1,125	439
Shares issuable upon the exercise of Warrants	15,798	15,803	15,798	15,803
Shares issuable upon the exchange of Class B Common Stock	42,046	42,046	-	42,046
Shares issuable upon the exercise and exchange of Sky Incentive Units	1,860	2,156	4	2,156

13.	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income:

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2024	$53	$53
Other comprehensive income before reclassifications	70	70
Amounts reclassified to other (income) expense	(123)	(123)
Balance as of September 30, 2025	$-	$-

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2023	$312	$312
Other comprehensive income before reclassifications	503	503
Amounts reclassified to other (income) expense	(774)	(774)
Balance as of September 30, 2024	$41	$41

14.	Segment Information

The Company has one consolidated reportable segment. This segment derives revenues from customers through the leasing of home-basing aircraft hangars and through services and products ancillary to its leasing activities. As of September 30, 2025, the Company drives revenue entirely within the United States and manages the business activities on a consolidated basis.

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

The Company has contracts for construction of the APA Phase I, DVT Phase I, ADS Phase I, OPF Phase II, and BDL Phase I projects. The Company  may terminate any of the contracts or suspend construction without cause. There are no termination penalties under such construction contracts.

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

As of September 30, 2025 and  December 31, 2024, the Company had loaned a total of $1.1 million and $1.0 million, respectively, to such company, the balance of which is presented as a component of accounts receivable, prepaid expenses, and other assets within the Company’s consolidated balance sheet.

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

For the three and nine months ended September 30, 2025, the Company recognized $89 and $414 of expense, respectively, within pursuit and marketing expenses under the terms of these agreements. For the three and nine months ended September 30, 2024, the Company recognized $108 and $195 of expense associated such agreement, respectively. The related liability is included in Accounts payable, accrued expenses and other liabilities within the consolidated balance sheet as of September 30, 2025.

Other Relationships

For the three and nine months ended September 30, 2025, the Company recognized $12 and $21 of expense, respectively, for consulting services, to a company that employed the Chief Financial Officer until prior to  July 1, 2021. The Company recognized $0 of expense during the three and nine months ended September 30, 2024, respectively, associated with the same company.

On June 1, 2025, the Company hired an individual to serve as its head of construction and president of one of its wholly-owned subsidiaries, Ascend Aviation Services (“Ascend”). Such individual was previously employed by, and continues to hold a financial interest in, a company that provides construction services to the Company (the “General Contractor”). The General Contractor was previously engaged by the Company to serve as general contractor in connection with its APA Phase I development project. During three and nine months ended September 30, 2025 the Company incurred $2.1 million and $7.9 million of construction costs associated with the General Contractor at its APA Phase I project, respectively. The General Contractor was also previously engaged by the Company serve as an architectural and engineering consultant in connection with its ADS Phase II development project. During three and nine months ended September 30, 2025 the Company incurred $0 and $0.1 million of construction costs associated with such services, respectively. All such costs are capitalized and included as a component of cost of construction within the consolidated balance sheet as of September 30, 2025.

Ascend shares office space, equipment, and various administrative services with the General Contractor. Costs incurred by the General Contractor are allocated between Ascend and the General Contractor and are charged at cost. During three and nine months ended September 30, 2025 the allocated costs from the General Contractor to Ascend were approximately $0.1 million.

17.	Subsequent Events

In October 2025, the Company, through a wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “LGB Lease”) at Long Beach Airport (“LGB”) with the City of Long Beach, California. The LGB Lease covers approximately 17 acres of property at LGB. The initial term of the LGB Lease will be 50 years beginning 18 months after the effective date, with lease payments commencing contemporaneously with the term.

In October 2025, the Company entered into an interest rate swap (the “Swap Agreement”) for notional amounts of up to $200.0 million, based on predetermined notional schedule agreement as defined in the Swap Agreement. The Swap Agreement effectively fixes the SOFR component of any loans at or below the notional schedule made under the Term Loan Facility at approximately 2.65%, or 4.73% inclusive of applicable interest rate spreads, for the five-year term.

In November 2025, SHC elected to modify the scope of its Series 2021 Bonds, pursuant to the terms of the Master Indenture, in order to include the second phase of the Company's development project at ADS within the project scope of the Series 2021 Bonds.

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

Overview and Background

We are an aviation infrastructure development company building the first nationwide network of Home Base Operator (“HBO”) campuses for business aircraft. We develop, lease and manage general aviation hangars across the United States, targeting airfields in markets with significant based aircraft populations and high hangar demand. Our home basing hangar campuses feature private and semi-private hangars and a full suite of dedicated services specifically optimized for home based, versus transient, aircraft.

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

The table below presents certain information with respect to our portfolio of ground leases as of September 30, 2025.

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

(2)	Our portfolio at Camarillo Airport consists of two ground leases which cover 6.2 and 10.9 acres, respectively. Such leases expire in 2071 and 2073, respectively.

The following tables provide supplemental information regarding each of our home basing hangar campus properties in operation and in development:

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at September 30, 2025
SGR	December 2020	7	66,080	6.5%	100.0%
BNA	November 2022	10	149,069	14.6%	88.9%
OPF Phase I	February 2023	12	160,092	15.6%	97.6%
DVT Phase I	April 2025	8	134,270	13.1%	25.0%
ADS Phase I	June 2025	6	120,836	11.8%	54.6%
APA Phase I	September 2025	9	132,000	12.9%	14.3%
SJC Renovation	Existing facility	1	50,431	4.9%	100.0%
CMA	Existing facility	4	121,931	11.9%	77.6%
BFI	Existing facility	4	89,609	8.7%	40.8%
Total/Weighted Average		61	1,024,318	100.0%	71.3%

PROPERTIES IN DEVELOPMENT

		Projected	Projected	Estimated Total
		Construction	Completion	Project Cost		Rentable
Facility	Status	Start (1)	Date (1)	($mm) (1)	Hangars (1)	Square Footage (1)
ADS Phase II	In Construction	Q2 2025	Q1 2027	24.6 - 28.5	4	108,320
APA Phase II	Predevelopment	Q3 2026	Q4 2027	30.4 - 33.6	3	57,570
BDL Phase I	In Development	Q3 2025	Q4 2026	40.0 - 42.1	3	107,200
CMA (Sky 805 Redevelopment)	Predevelopment	TBD	TBD	TBD	2	85,760
DVT Phase II	Predevelopment	Q2 2026	Q2 2027	34.6 - 38.6	6	132,732
HIO Phase I	In Development	Q3 2026	Q4 2027	22.5 - 23.5	3	107,200
HIO Phase II	In Development	Q4 2027	Q4 2029	29.5 - 32.0	2	85,760
IAD Phase I	In Development	Q2 2026	Q3 2027	55.0 - 60.8	4	171,520
IAD Phase II	Predevelopment	Q3 2031	Q4 2032	44.7 - 49.4	4	171,520
OPF Phase II	In Construction	Q1 2025	Q2 2026	39.3 - 39.6	3	111,720
ORL Phase I	In Development	Q1 2026	Q2 2027	39.5 - 43.6	3	133,640
ORL Phase II	Predevelopment	Q4 2034	Q1 2036	35.2 - 39.0	3	128,640
POU Phase I	In Development	Q2 2026	Q3 2027	30.0 - 35.0	2	85,760
POU Phase II	Predevelopment	Q1 2027	Q2 2028	18.3 - 20.3	1	42,880
PWK Phase I	In Development	Q2 2026	Q3 2027	53.6 - 59.2	4	171,520
PWK Phase II	Predevelopment	TBD	TBD	TBD	4	171,520
SJC Phase II	In Development	Q2 2027	Q1 2028	17.1 - 17.9	1	28,000
SLC	In Development	Q1 2026	Q1 2027	55.0 - 60.0	4	171,520
SWF	In Development	TBD	TBD	TBD	8	256,240
TTN	In Development	Q2 2026	Q3 2027	40.1 - 44.3	3	128,640
Total				609.4 - 667.4	67	2,457,662

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

Recent Developments

In September 2025, we entered into the Credit Agreement through JPMorgan. The Credit Agreement provides for, among other things, a term loan facility in an aggregate principal amount of up to $200 million at any one time outstanding. The Loans will mature on September 4, 2030, subject to any extensions by the Lenders. The Term Loan Facility may be increased, subject to credit approval, up to an aggregate principal amount of $300 million.

In October 2025, we entered into the LGB Lease at LGB with the City of Long Beach, California. The LGB Lease covers approximately 17 acres of property at LGB. The initial term of the LGB Lease will be 50 years beginning 18 months after the effective date, with lease payments commencing contemporaneously with the term.

In October 2025, we entered into the Swap Agreement for notional amounts of up to $200.0 million, based on predetermined notional schedule agreement as defined in the Swap Agreement. The Swap Agreement effectively fixes the SOFR component of any loans at or below the notional schedule made under the Term Loan Facility at approximately 2.65%, or 4.73% inclusive of applicable interest rate spreads, for the five-year term.

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

Current Capital Requirements and Future Expenditures for Expansion

We entered into the Credit Agreement and Term Loan Facility in September 2025 which provides funding of up to $200 million for our first phase of construction at various ground lease airport locations. We may increase the Term Loan Facility, subject to credit approval, up to an aggregate principal amount of $300 million. We previously funded SHC with over $200 million to fund the two phases at our initial five ground leased airport locations. We maintain the ability to include up to $50 million in new projects outside the original five locations to be funded with a portion of the existing proceeds held by the trustee as long as certain approvals and supplemental consultant reports are provided showing that such new project would result in better coverage of debt service than previously contemplated projects. We exercised this ability utilizing approximately $26 million of the $50 million available and received the requisite approvals and reports in March 2023 with respect to our ADS Phase I development project.

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

Operating Expenses

In addition to changes in our revenue, our operating results are affected by, among other things, the level of our operating expenses. One of our largest expenses are the payments payable under our ground leases. For the nine months ended September 30, 2025 and 2024, we recognized expense related to ground leases of approximately $10.0 million and $6.0 million, respectively. We elect to expense rather than capitalize ground lease expense incurred at hangar campus sites under development and will incur expense under GAAP regardless of whether our ground leases defer cash rent payments until completion of construction. As we enter into new ground leases at new airport sites, our ground lease expense and associated cash payments to airport landlords will ultimately continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively. Other operating expenses reflected in our consolidated statement of operations are reflective of the professional, legal and consulting fees, compensation costs, and other general and administrative expenses, including those necessary to support our business as a public company such as expenses associated with corporate governance, SEC reporting, and other compliance matters. While we expect that such expenses will rise in some measure as our portfolio of hangar campuses grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies, economies of scale, insourcing of job functions, and cost control measures.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Three months ended
	September 30, 2025	September 30, 2024	Change
Revenue:
Rental revenue	$5,709	$3,553	$2,156
Fuel revenue	1,593	544	1,049
Total revenue	7,302	4,097	3,205

Expenses:
Campus operating expenses	2,102	1,126	976
Fuel expenses	689	80	609
Ground lease expenses	3,522	2,475	1,047
Depreciation and amortization	1,774	646	1,128
Pursuit and marketing expenses	564	617	(53)
Employee compensation and benefits	4,961	3,073	1,888
General and administrative expenses	1,369	944	425
Total expenses	14,981	8,961	6,020

Operating loss	(7,679)	(4,864)	(2,815)

Other (income) expense:
Interest expense	280	177	103
Unrealized (gain) loss on warrants	(3,002)	15,961	(18,963)
Other income	(304)	(303)	(1)
Total other (income) expense	(3,026)	15,835	(18,861)

Net loss	$(4,653)	$(20,699)	$16,046

Revenues

Rental revenues for the three months ended September 30, 2025 were approximately $5.7 million, compared to approximately $3.5 million for the three months ended September 30, 2024. The $2.2 million, or 61%, increase was primarily the result of operations at CMA, which was acquired during the three months ended December 31, 2024, the cumulative impact of increased occupancy at our BNA, OPF, and SJC hangar campuses, and the commencement of operations at our DVT, ADS, and APA hangar campuses.

Fuel revenues for the three months ended September 30, 2025 were approximately $1.6 million, compared to approximately $0.5 million for the three months ended September 30, 2024. The approximately $1.1 million, or 193%, increase was primarily the result of fuel sales at our CMA hangar campus, where our fuel revenues and related expenses are recognized on a gross basis.

Operating Expenses

Campus operating expenses increased approximately $1.0 million, or 87%, from approximately $1.1 million for the three months ended September 30, 2024, to approximately $2.1 million for the three months ended September 30, 2025. Salaries, wages, and benefits associated with our hangar campus personnel increased approximately $0.6 million, primarily driven by headcount increases associated with the commencement of operations at our DVT, APA, and ADS hangar campuses and the acquisition of a hangar campus at CMA during December 2024. Other campus operating expenses increased approximately $0.4 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at CMA and SJC, where our operations commenced in December 2024 and April 2024, respectively.

Fuel expenses for the three months ended September 30, 2025 were approximately $0.7 million, compared to approximately $0.1 million for the three months ended September 30, 2024. The approximately $0.6 million, or 761%, increase was primarily the result of our acquisition of CMA during the three months ended December 31, 2024, and the related accounting impact of recognizing certain fuel revenue and expenses on a gross basis.

Ground lease expenses increased approximately $1.0 million, or 42%, from approximately $2.5 million for the three months ended September 30, 2024, to approximately $3.5 million for the three months ended September 30, 2025. The increase in ground lease expense was driven by the ground leases signed at SLC during the three months ended September 30, 2024, the ground leases assumed as part of the CMA Transaction during the three months ended December 31, 2024, and the ground leases signed at SWF and HIO during the three months ended June 30, 2025.

Depreciation and amortization increased approximately $1.1 million, or 175%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily driven by our acquisition of a hangar campus at CMA during the three months ended December 31, 2024, the commencement of operations at our DVT and ADS campuses during the three months ended June 30, 2025, and the commencement of operations at our APA campus during the three months ended September 30, 2025.

Operating Expenses - Continued

Pursuit and marketing expenses for the three months ended September 30, 2025 were approximately $0.6 million, compared to approximately $0.6 million for the three months ended September 30, 2024. The 8.6% decrease was primarily the result of decreased marketing spend offset by our investment in our growth strategy in securing airport site acquisitions and potential tenants throughout the year.

Employee compensation and benefits expenses increased approximately $1.9 million, or 61%, to $5.0 million for the three months ended September 30, 2025, as compared to approximately $3.1 million for the three months ended September 30, 2024. The increase was primarily driven by an increase in corporate headcount and expense recognized associated with our equity compensation programs. Headcount and compensation expenses increased approximately $0.8 million, and non-cash equity compensation expense increased approximately $1.1 million, inclusive of approximately $0.7 million of non-recurring charges associated with the accelerated vesting of certain RSU awards.

For the three months ended September 30, 2025 and 2024, other general and administrative expenses were approximately $1.4 million and approximately $1.0 million, respectively. The approximately $0.4 million increase was primarily driven by slight increases in professional fees and technology costs due to the expansion of the business and headcount, offset by a slight decrease in corporate insurance premiums.

Other (Income) Expense

Other income increased from approximately $15.8 million of expense for the three months ended September 30, 2024, to approximately $3.0 million of income for the three months ended September 30, 2025. This increase was primarily due to an approximately $19.0 million difference in the mark-to-market adjustment of the outstanding warrants at September 30, 2025 as compared to September 30, 2024.

Nine months ended September 30, 2025 Compared to the Nine months ended September 30, 2024

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Nine months ended
	September 30, 2025	September 30, 2024	Change
Revenue:
Rental revenue	$15,395	$8,865	$6,530
Fuel revenue	4,088	1,254	2,834
Total revenue	19,483	10,119	9,364

Expenses:
Campus operating expenses	6,212	2,910	3,302
Fuel expenses	2,346	234	2,112
Ground lease expenses	9,994	5,959	4,035
Depreciation and amortization	4,352	1,917	2,435
Pursuit and marketing expenses	1,729	1,343	386
Employee compensation and benefits	13,494	10,080	3,414
General and administrative expenses	3,386	2,722	664
Total expenses	41,513	25,165	16,348

Operating loss	(22,030)	(15,046)	(6,984)

Other (income) expense:
Interest expense	551	558	(7)
Unrealized (gain) loss on warrants	(22,275)	23,930	(46,205)
Other income	(883)	(1,799)	916
Total other (income) expense	(22,607)	22,689	(45,296)

Net income (loss)	$577	$(37,735)	$38,312

Revenues

Rental revenues for the nine months ended September 30, 2025 were approximately $15.4 million, compared to approximately $8.9 million for the nine months ended September 30, 2024. The $6.5 million, or 74%, increase was primarily the result of operations at CMA, which was acquired during the three months ended December 31, 2024, the cumulative impact of increased occupancy at our BNA, OPF, and SJC hangar campuses, and the commencement of operations at our DVT, ADS, and APA hangar campuses.

Fuel revenues for the nine months ended September 30, 2025 were approximately $4.1 million, compared to approximately $1.3 million for the nine months ended September 30, 2024. The approximately $2.8 million, or 226%, increase was primarily the result of fuel sales at our CMA hangar campus, where our fuel revenues and related expenses are recognized on a gross basis.

Operating Expenses

Campus operating expenses increased approximately $3.3 million, or 114%, from approximately $2.9 million for the nine months ended September 30, 2024, to approximately $6.2 million for the nine months ended September 30, 2025. Salaries, wages, and benefits associated with our hangar campus personnel increased approximately $1.8 million, primarily driven by headcount increases associated with the commencement of operations at our DVT, APA, and ADS hangar campuses, the acquisition of a hangar campus at CMA during December 2024, and the commencement of operations at our SJC hangar campus in April 2024. Other campus operating expenses increased approximately $1.5 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at CMA where our operations commenced in December 2024, and start-up expenses associated with our DVT, APA, and ADS hangar campuses .

Fuel expenses for the nine months ended September 30, 2025 were approximately $2.3 million, compared to approximately $0.2 million for the nine months ended September 30, 2024. The approximately $2.1 million, or 903%, increase was primarily the result of our acquisition of CMA during the three months ended December 31, 2024, and the related accounting impact of recognizing certain fuel revenue and expenses on a gross basis.

Ground lease expenses increased approximately $4.0 million, or 68%, from approximately $6.0 million for the nine months ended September 30, 2024, to approximately $10.0 million for the nine months ended September 30, 2025. The increase in ground lease expense was driven primarily by expense recognized associated with the ground lease signed at IAD during the three months ended June 30, 2024, SLC during the three months ended September 30, 2024, the ground leases assumed as part of the CMA Transaction during the three months ended December 31, 2024, and the ground leases signed at SWF and HIO during the three months ended June 30, 2025.

Depreciation and amortization increased approximately $2.4 million, or 127%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily driven by our acquisition of a hangar campus at CMA during the three months ended December 31, 2024, the commencement of operations at our DVT and ADS campuses during the three months ended June 30, 2025, and the commencement of operations at our APA campus during the three months ended September 30, 2025.

Operating Expenses - Continued

Pursuit and marketing expenses for the nine months ended September 30, 2025 were approximately $1.7 million, compared to approximately $1.3 million for the nine months ended September 30, 2024. The approximately $0.4 million, or 29%, increase was primarily the result of investment in our growth strategy in securing airport site acquisitions and potential tenants throughout the year.

Employee compensation and benefits expenses increased approximately $3.4 million, or 34%, to $13.5 million for the nine months ended September 30, 2025, as compared to approximately $10.1 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in corporate headcount and expense recognized associated with our equity compensation programs. Headcount and compensation expenses increased approximately $1.9 million, and non-cash equity compensation expense increased approximately $1.5 million, inclusive of approximately $0.7 million of non-recurring charges associated with the accelerated vesting of certain RSU awards.

For the nine months ended September 30, 2025 and 2024, other general and administrative expenses were approximately $3.4 million and approximately $2.7 million, respectively. The approximately $0.7 million increase was primarily driven by slight increases in professional fees and technology costs due to the expansion of the business and headcount, offset by a slight decrease in corporate insurance premiums.

Other (Income) Expense

Other income increased from approximately $22.7 million of expense for the nine months ended September 30, 2024, to approximately $22.6 million of income for the nine months ended September 30, 2025. This increase was primarily due to an approximately $46.2 million difference in the mark-to-market adjustment of the outstanding warrants at September 30, 2025 as compared to September 30, 2024.

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

Adjusted EBITDA

A reconciliation of net income (loss) to Adjusted EBITDA is presented below:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$(4,653)	$(20,699)	$577	$(37,735)
Add (subtract):
Depreciation and amortization	1,774	646	4,352	1,917
Interest expense	279	177	551	558
Other income	(304)	(303)	(883)	(1,799)
Changes in fair value of warrant liabilities	(3,002)	15,961	(22,275)	23,930
Equity-based compensation	1,990	905	4,551	3,013
Non-cash operating lease expense	1,939	1,335	5,287	3,275
Non-cash operating lease income	(302)	(59)	(767)	(42)
Adjusted EBITDA	$(2,278)	$(2,037)	$(8,607)	$(6,883)

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

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the Series 2021 Bonds indenture. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of September 30, 2025.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$23,505	$42,442
Restricted cash	12,968	51,917
Investments	-	18,987
Restricted investments	11,455	13,816
Total cash, restricted cash, investments, and restricted investments	$47,928	$127,162

Warehouse Facility

On September 4, 2025, we entered into the Credit Agreement through JPMorgan. The Credit Agreement provides for, among other things, a term loan facility in an aggregate principal amount of up to $200 million at any one time outstanding. The Term Loan Facility provides for Loans to be made by the Lenders from time to time as requested by SH Capital II. The Lenders will make funds available to us through the purchase of notes issued by the Public Finance Authority (Wisconsin) pursuant to the Loan and Security Agreement so that the Public Finance Authority (Wisconsin) may fund the Loans to Borrowers. The Loans will mature on September 4, 2030, subject to any extensions by the Lenders. The Term Loan Facility may be increased, subject to credit approval, up to an aggregate principal amount of $300 million.

The Credit Agreement provides for Loans to be made from time to time by our special purpose subsidiaries of SH Capital II for the construction and operation of hangar project facilities at various airports, subject to customary phased eligibility criteria. Loans will be secured by the real estate underlying the Hangar Projects, pledges of equity interests and certain revenues of the Term Loan Borrowers. Sky Harbour LLC, our operating company, and Sky Harbour Holdings II LLC, the holding company of SH Capital II, and Sky Harbour Holdings III LLC will guarantee the Term Loan Borrower’s obligations under the Loans pursuant to a Parent Guarantee and a Holdco Guaranty, respectively. In addition, pursuant to a Non-Recourse Carveout Guaranty, we will be required to guarantee the Term Loan Borrowers’ obligations under the Loans in certain limited circumstances such as misconduct by the Term Loan Borrowers or the primary guarantors.

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

At-the-Market Facility

On March 27, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, at our sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, we may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. We will pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions. We sold no shares of Class A Common Stock under the ATM Facility during the three months ended September 30, 2025 or 2024. During the nine months ended September 30, 2025, we sold 20,472 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $13.70. During the nine months ended September 30, 2024, we sold 7,407 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $12.42.

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

The Credit Agreement contains customary affirmative and negative covenants for transactions of its type, including maintenance of financial ratios, debt service reserve requirements, restricted payments test and limitations on the sale, lease, or distribution of assets. Term Loan Borrowers agreed to a Leverage Ratio of 65%. The Leverage Ratio is calculated by dividing total indebtedness of the Term Loan Borrowers by a borrowing base value. The borrowing base value is principally the sum of project costs for the Hangar Projects or, in the case that an existing Hangar Project is used as collateral, net purchase price plus certain reserves established pursuant to the Credit Agreement and financed transaction costs. Commencing three months after the earlier of September 4, 2028 or a trigger date based on substantial completion of certain Hangar Projects, the Term Loan Borrowers are required to maintain (i) the Historical DSCR, or (ii) the Projected DSCR, in each case determined on the last day of each fiscal quarter of the Borrowers, at a ratio of less than 1.25 to 1.00.

As of September 30, 2025, we were in compliance with all debt covenants.

Lease Commitments

The Company’s future minimum lease payments required under leases as of September 30, 2025 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025 (remainder of year)	$1,626	$6
2026	7,186	17
2027	8,547	2
2028	9,744	-
2029	10,292	-
Thereafter	581,226	-
Total lease payments	618,621	25
Less imputed interest	(441,934)	(1)
Total	$176,687	$24

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended
	September 30, 2025	September 30, 2024
Cash and restricted cash at beginning of period	$94,359	$72,266
Net cash used in operating activities	(6,900)	(6,635)
Net cash (used in) provided by investing activities	(44,295)	8,367
Net cash (used in) provided by financing activities	(6,691)	169
Cash and restricted cash at end of period	$36,473	$74,167

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

 Net cash used in operating activities was approximately $6.9 million for the nine months ended September 30, 2025, as compared to cash used in operating activities of approximately $6.6 million for the same period in 2024. The approximately $0.3 million increase in cash used in operating activities was primarily attributable to an approximately $2.4 million increase in net loss, net of non-cash adjustments and an approximately $2.1 million favorable change in working capital. The increase in net loss, net of non-cash adjustments was primarily driven by the impact of increases in headcount at both the corporate and hangar campus level, including start-up expenses incurred in anticipation of commencing operations at DVT, APA, and ADS. The favorable change in working capital was primarily driven by the timing of collections of accounts receivable as well as spending commitments and payments of our accounts payable and other accrued expenses.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of hangar campus development projects.

 Net cash used in investing activities was approximately $44.3 million for the nine months ended September 30, 2025, as compared to cash provided by investing activities of approximately $8.4 million for the same period in 2024. The decrease of approximately $52.7 million of cash provided by investing activities was driven primarily by a decrease in proceeds received from held-to-maturity investments of approximately $69.1 million, and an increase of capital expenditures of approximately $10.8 million, offset by an approximately $18.5 million decrease in purchases of available for sale investments for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash used in financing activities was approximately $6.7 million for the nine months ended September 30, 2025, as compared to net cash provided by financing activities of approximately $0.2 million for the same period in 2024. The approximately $6.9 million increase in net cash used in financing activities was primarily driven by an increase of $4.4 million in payments for debt issuance costs and a decrease of $3.0 million in proceeds received from the exercise of Warrants during the nine months ended September 30, 2024.

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

In connection with the preparation of this Form 10-Q, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, there were no unregistered sales of the Company’s securities that were not reported in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

(a)	See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

10.1 (#)(+)	Draw Down Note Purchase and Continuing Covenant Agreement, dated September 4, 2025, by and among Sky Harbour Capital II LLC, the other borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger.

10.2 (#)(+)	Loan and Security Agreement, dated September 4, 2025, by and among Public Finance Authority (Wisconsin), Sky Harbor Capital II LLC and JPMorgan Chase Bank, N.A.

10.3 (#)	Specimen Series 2025 Notes (included as part of Exhibit 10.2)

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104 (#)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(#)	Filed herewith.
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

November 12, 2025

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

November 12, 2025

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

November 12, 2025