Form 10-K
period 2025-12-31
Sky Harbour Group Corp
filed 2026-03-19
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

As of June 30, 2025, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price for the Class A common stock on June 30, 2025, as reported on the New York Stock Exchange, was approximately $201.2 million.

As of March 12, 2026, 34,114,924 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this "Report"), or the context otherwise requires, references to:

●	“A&R Operating Agreement” refers to that certain Third Amended and Restated Operating Agreement of Sky Harbour LLC.

●	“Board of Directors” or “Board” refers to our board of directors.

●	“Bylaws” are to our Bylaws.

●	“Class A Common Stock” means the shares of class A common stock, par value $0.0001 per share, of the Company.

●	“Class B Common Stock” means the shares of class B common stock, par value $0.0001 per share, of the Company.

●	“Common Stock” refers collectively to Class A Common Stock and Class B Common Stock.

●	“Existing Sky Equityholders” refers to Tal Keinan, Due West Partners LLC and Center Sky Harbour LLC.

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

●	“Private Placement Warrants” refers to the warrants sold by the Company to the Sponsor in its initial public offering.

●	“Public Warrants” refers to the warrants sold by the Company as part of the units in its initial public offering.

●	“Securities Act” refers to the Securities Act of 1933, as amended.

●	“Series 2021 Bonds” refers to a series of bonds that were issued in September 2021 through the Public Finance Authority (Wisconsin) with a principal amount of $166.3 million.

●	“Series 2026 Bonds” refers to a series of bonds that were issued in February 2026 through the Public Finance Authority (Wisconsin) with a principal amount of $150.0 million.

●	“Sky” refers to Sky Harbour LLC, a Delaware limited liability corporation.

●	“Sky Common Unit” means a unit of ownership interest in Sky which entitles the holder thereof to the distributions, allocations, and other rights under the A&R Operating Agreement.

●	“Sponsor” refers to BOC Yellowstone LLC.

●	“Subsidiaries” refers to Subsidiaries as defined in the Tax Receivable Agreement.

●

“Term Loan Facility” refers to a term loan facility entered into in September 2025 through JPMorgan Chase Bank, N.A. with an aggregate principal amount of up to $200 million at any one time outstanding.

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

Additionally, references in this Report to the “Company,” the “registrant,” “we,” “us” and “our” in this Report refer to Sky Harbour Group Corporation, and references to our “management” or our “management team” refer to our officers and directors.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve several risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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

•

Secured debt obligations, including those under the Series 2021 Bonds, the Term Loan Facility, and the Series 2026 Bonds, expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

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

•

Failure to adequately maintain our home base operator campuses or the integrity of our fuel supplies may have a material adverse impact on the revenue or market share of one or more of our home base operator campuses, resulting in a decline in operations of the business.

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

•	Substantial sales of our Class A Common Stock may suppress the stock price of our Class A Common Stock and may cause dilution.

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

Overview

We are an aviation infrastructure development company building the first nationwide network of Home Base Operator (“HBO”) campuses designed exclusively for business aircraft. We develop, lease and manage general aviation hangars across the United States, targeting airfields in markets with significant based aircraft populations and high hangar demand. Our HBO campuses feature private and semi-private hangars and a full suite of dedicated services specifically optimized for home based, versus transient, aircraft.

The physical footprint of the U.S. business aviation fleet grew by almost 46 million square feet in the past sixteen years, with hangar supply lagging dramatically, especially in key growth markets. As the fleet of private jets in the United States continues to grow, with recent new aircraft deliveries exceeding retirements, demand for hangar space is at a premium in part because new jets require taller tail clearances and more square footage of hangar space and the pace of new hangar construction has lagged behind the demand. The cumulative square footage of the business aircraft fleet in the United States increased 73% between 2010 and 2025. Moreover, over that same period, there was an 120% increase in the square footage of larger private jets – those with greater than a 24-foot tail height. A recent study conducted by a business aircraft manufacturer forecasted that business aircraft will only continue to grow in the next ten years, with up to 8,500 new business jet deliveries worth over $283 billion expected to be delivered between 2025 and 2034, with over two-thirds of the deliveries expected to be comprised of larger private jets. This forecast is further supported by data from the major business aviation manufacturers that suggest the current order backlog for new business aviation aircraft as of December 31, 2025 is over $57 billion, an increase of approximately 10% over the prior year.

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

We expect to realize economies of scale in construction through prototype hangar designs replicated at our HBO campuses across the United States through our in-house construction management and general contracting. This allows for centralized procurement, straightforward permitting processes, efficient development processes, and the best hangar in business aviation. Unlike a service company, our revenues are mostly derived from long-term rental agreements, offering stability and forward visibility of revenues and cash flows. This allows us to fund our development through the public bond market and bank debt, providing capital efficiency and mitigating refinance risk.

In contrast with community hangars and other facilities provided by FBOs, the HBO campuses we develop provide the following features and services:

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

•	the ability to accommodate heavy business jets in multi-configuration;

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

Our product strategy aims to attract tenants with exclusive or semi-exclusive access to their aircraft, minimize the risk of damage to aircraft, provide increased access, security and control, facilitate maintenance, and improve pre-flight and post-flight convenience for owners, operators, and their support crews. We believe that with no transient traffic, our HBO hangar campuses offer a shorter time to wheels-up, especially during periods of peak traffic. Our research has indicated our current and typical future tenants operate late model business jets that emit less noise than other based aircraft, leading to a decreased average noise footprint at our HBO hangar campuses.

We believe demand for HBO hangar campuses will be driven broadly by the growing size of the business aviation fleet in the United States and the delivery of larger aircraft with taller tail heights, as well as the privacy and security inherent at our hangar campuses in comparison to operations focused on transient and commercial aircraft. The discovery by first-time flyers in the convenience, control and comfort of general aviation has caused a shift in consumer behavior which we believe will also support increasing demand for HBO hangar campuses.

Our Properties

We develop our HBO campuses on long-term ground leases (or sub-leases thereof) at airports with suitable infrastructure serving metropolitan centers across the United States. Our portfolio of ground leases as of December 31, 2025 was as follows:

Airport	IATA Code	Location (City, State)	Location (Metropolitan Center)	Ground Lessor	Ground Lease Acres	Ground Lease Exp. Year (1)
Addison Airport	ADS	Addison, TX	Dallas, TX	Town of Addison	12.5	2065
Bradley International Airport	BDL	Windsor Locks, CT	Hartford, CT	Connecticut Airport Authority	8.0	2075
Camarillo Airport	CMA	Camarillo, CA	Los Angeles, CA	County of Ventura	17.1 (2)	2073 (2)
Centennial Airport	APA	Englewood, CO	Denver, CO	Arapahoe County Public Airport Authority	19.7	2097
Chicago Executive Airport	PWK	Wheeling, IL	Chicago, IL	Village of Wheeling and City of Prospect Heights	15.0	2075
Fort Worth Meacham International Airport	FTW	Fort Worth, TX	Fort Worth, TX	City of Fort Worth	4.5	2056
Hillsboro Airport	HIO	Hillsboro, OR	Portland, OR	Port of Portland	13.2	2072
Hudson Valley Regional Airport	POU	Wappingers Falls, NY	New York, NY	County of Duchess	7.1	2066
King County International Airport (Boeing Field)	BFI	Seattle, WA	Seattle, WA	King County	5.0	2026
Long Beach Airport	LGB	Long Beach, CA	Los Angeles, CA	City of Long Beach	17.1	2075
Miami-Opa Locka Executive Airport	OPF	Opa Locka, FL	Miami, FL	Miami-Dade County	22.6	2079
Nashville International Airport	BNA	Nashville, TN	Nashville, TN	Metropolitan Nashville Airport Authority	15.2	2070
New York Stewart International Airport	SWF	New Windsor, NY	New York, NY	The Port Authority of New York and New Jersey	16.0	2070
Orlando Executive Airport	ORL	Orlando, FL	Orlando, FL	Greater Orlando Aviation Authority	20.0	2074
Phoenix Deer Valley Airport	DVT	Phoenix, AZ	Phoenix, AZ	City of Phoenix	15.4	2061
Salt Lake City International Airport	SLC	Salt Lake City, UT	Salt Lake City, UT	Salt Lake City Corporation	8.4	2077
San José Mineta International Airport	SJC	San José, CA	San José, CA	City of San José	6.5	2044
Sugar Land Regional Airport	SGR	Sugar Land, TX	Houston, TX	City of Sugar Land	4.1	2049
Trenton-Mercer Airport	TTN	Ewing, NJ	New York, NY - Philadelphia, PA	County of Mercer	11.8	2078
Washington Dulles International Airport	IAD	Dulles, VA	Washington, DC	Metropolitan Washington Airports Authority	18.0	2084

(1)	Ground lease expiration years presented assume the exercise of all lease term extension options exercisable at our sole discretion.
(2)	Our portfolio at Camarillo Airport consists of two ground leases which cover 6.2 and 10.9 acres, respectively. Such leases expire in 2071 and 2073, respectively.

The following tables provide supplemental information regarding each of our HBO campus properties in operation and in development:

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at December 31, 2025
SGR	December 2020	7	66,080	6.5%	100.0%
BNA	November 2022	10	149,069	14.6%	88.9%
OPF Phase I	February 2023	12	160,092	15.6%	97.6%
DVT Phase I	April 2025	8	134,270	13.1%	73.1%
ADS Phase I	June 2025	6	118,602	11.6%	86.7%
APA Phase I	September 2025	9	130,664	12.8%	26.9%
SJC Renovation	Existing facility	1	50,431	4.9%	100.0%
CMA	Existing facility	4	121,931	11.9%	100.0%
BFI	Existing facility	4	92,495	9.0%	39.5%
Total/Weighted Average		61	1,023,634	100.0%	78.1%

PROPERTIES IN DEVELOPMENT

Facility	Status	Projected Construction Start (1)	Projected Completion Date (1)	Estimated Total Construction Cost ($mm) (1)	Hangars (1)	Rentable Square Footage (1)
ADS Phase II	In Construction	Q2 2025	Q1 2027	$24.6 - $27.6	4	110,990
APA Phase II	In Development	TBD	TBD	30.4 - 33.6	3	57,570
BDL Phase I	In Construction	Q3 2025	Q4 2026	40.0 - 42.1	3	107,360
CMA Phase I	In Development	Q2 2027	Q2 2028	26.0 - 35.0	3	92,680
DVT Phase II	In Development	TBD	TBD	34.6 - 38.6	4	132,732
FTW Phase I	In Development	Q1 2027	Q1 2028	17.5 - 19.5	2	74,560
HIO Phase I	In Development	Q4 2026	Q4 2027	32.0 - 34.0	4	107,680
HIO Phase II	In Development	TBD	TBD	29.5 - 32.0	2	85,760
IAD Phase I	In Development	Q4 2026	Q4 2027	55.0 - 60.8	4	171,520
IAD Phase II	In Development	TBD	TBD	44.7 - 49.4	4	171,520
LGB Phase I	In Development	Q3 2027	Q1 2029	55.0 - 67.0	5	196,920
OPF Phase II	In Construction	Q1 2025	Q2 2026	39.3 - 39.6	3	111,201
ORL Phase I	In Development	Q1 2026	Q2 2027	39.5 - 43.6	4	133,640
ORL Phase II	In Development	TBD	TBD	35.2 - 39.0	3	128,640
POU Phase I	In Development	Q2 2026	Q3 2027	31.0 - 32.5	2	85,760
POU Phase II	In Development	TBD	TBD	18.3 - 20.3	1	42,880
PWK Phase I	In Development	Q4 2026	Q4 2027	33.0 - 35.6	3	128,640
PWK Phase II	In Development	TBD	TBD	TBD	4	171,520
SJC Phase II	In Development	Q1 2027	Q1 2028	17.1 - 17.9	1	28,000
SLC Phase I	In Construction	Q1 2026	Q1 2027	47.2 - 49.0	4	171,520
SWF Phase I	In Development	TBD	TBD	TBD	8	256,240
TTN Phase I	In Development	Q2 2026	Q3 2027	40.1 - 44.3	3	128,640
Total				$690.0 - $761.4	74	2,695,973

(1)

Our projections associated with the commencement and completion of construction, estimated total construction cost as of December 31, 2025, hangars, and rentable square footage of our properties in development are inherently subjective and require judgement to estimate. We believe that our estimates of construction costs and timelines are subject to variability based on various factors including, but not limited to, changes in anticipated site plans, hangar mix, hangar specifications, executed guaranteed maximum price construction contracts, and general market conditions.

The following table identifies the latest available information on the number of aircraft based at each of the airports within our portfolio of ground leases:

	Single Engine	Multi Engine	Jet	Helicopters	Military	Total
Addison Airport (ADS)	223	43	131	6	-	403
Bradley International Airport (BDL)	3	2	27	5	25	62
Camarillo Airport (CMA)	425	41	36	34	-	536
Centennial Airport (APA)	521	79	172	27	-	799
Chicago Executive Airport (PWK)	114	16	81	5	-	216
Fort Worth Meacham International Airport (FTW)	101	48	85	34	-	268
Hillsboro Airport (HIO)	210	25	32	16	-	283
Hudson Valley Regional Airport (POU)	117	9	2	3	2	133
King County International Airport (BFI)	229	40	88	26	-	383
Long Beach International Airport (LBG)	255	72	37	34	-	398
Miami-Opa Locka Executive Airport (OPF)	42	13	103	7	5	170
Nashville International Airport (BNA)	18	9	79	2	15	123
New York Stewart International Airport (SWF)	10	3	36	7	11	67
Orlando Executive Airport (ORL)	158	40	59	27	-	284
Phoenix Deer Valley Airport (DVT)	834	83	29	20	2	968
Salt Lake City International Airport (SLC)	126	29	55	13	12	235
San José Mineta International Airport (SJC)	66	17	53	6	-	142
Sugar Land Regional Airport (SGR)	101	22	32	4	-	159
Trenton-Mercer Airport (TTN)	40	15	22	14	-	91
Washington Dulles International Airport (IAD)	6	-	46	-	-	52

Sources: FAA Airport Master Records as of February 2026.

The following table summarizes the total aircraft operations and forecasted total aircraft operations from 2021 through 2030 at at each of the airports within our portfolio of ground leases:

	Total Operations					Forecasted Total Operations					Average Annual
	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	Growth
Addison Airport (ADS)	114,295	120,256	119,149	119,100	121,136	131,533	137,116	143,352	145,348	147,398	2.9%
Bradley International Airport (BDL)	72,807	79,385	79,626	83,238	85,169	91,870	93,261	94,696	95,974	97,133	3.3%
Camarillo Airport (CMA)	173,970	187,076	170,566	180,162	186,679	184,005	184,797	185,592	186,391	187,194	0.9%
Centennial Airport (APA)	310,861	300,558	360,725	340,411	305,102	360,640	367,636	374,108	379,174	384,242	2.8%
Chicago Executive Airport (PWK)	99,795	97,456	98,111	98,551	100,958	98,569	99,217	99,864	100,512	101,160	0.2%
Fort Worth Meacham International Airport (FTW)	154,015	179,415	181,712	210,278	216,544	220,110	222,163	224,229	226,309	228,403	4.6%
Hillsboro Airport (HIO)	131,527	159,261	183,771	172,718	165,317	180,778	185,054	185,385	185,717	186,050	4.3%
Hudson Valley Regional Airport (POU)	58,306	60,403	58,935	79,227	74,437	81,092	82,363	83,638	84,915	86,197	5.0%
King County International Airport (BFI)	169,569	156,522	157,064	149,559	99,681	169,289	172,324	175,332	176,614	177,921	3.3%
Long Beach International Airport (LGB)	334,767	316,842	356,266	389,532	376,994	391,027	393,049	395,070	397,029	398,961	2.1%
Miami-Opa Locka Executive Airport (OPF)	163,215	157,286	173,897	140,955	155,392	167,305	174,221	180,645	183,024	185,409	1.8%
Nashville International Airport (BNA)	219,427	251,446	271,842	275,116	289,055	285,345	291,760	298,633	305,381	312,054	4.1%
New York Stewart International Airport (SWF)	32,175	37,262	33,368	32,352	33,766	32,267	33,819	35,080	35,537	35,887	1.5%
Orlando Executive Airport (ORL)	143,840	152,282	174,314	180,221	176,185	182,632	184,190	185,750	187,313	188,878	3.2%
Phoenix Deer Valley Airport (DVT)	271,979	275,153	344,393	432,874	490,702	447,756	452,885	457,296	459,527	461,779	6.6%
Salt Lake City International Airport (SLC)	342,505	321,941	318,998	326,687	333,038	343,133	351,791	360,551	367,654	374,659	1.0%
San José Mineta International Airport (SJC)	135,032	166,038	164,546	164,630	156,655	186,163	197,496	203,543	207,385	211,206	5.4%
Sugar Land Regional Airport (SGR)	72,409	79,662	87,048	79,122	89,556	81,546	81,927	82,308	82,690	83,071	1.8%
Trenton-Mercer Airport (TTN)	85,160	105,217	99,905	93,779	79,762	98,149	101,702	102,532	103,287	104,011	2.9%
Washington Dulles International Airport (IAD)	245,805	272,889	284,866	306,582	340,369	320,961	326,323	333,439	338,469	343,447	3.9%

Sources: Historic data derived from FAA OPSNET and forecast data from FAA TAF.

Customers, Sales and Marketing

We seek to maximize hangar rental charges consistent with capacity utilization at our existing and future facilities. We have, and believe we can continue to, achieve economic occupancy greater than 100% at most of our hangar campuses as certain space within semi-exclusive hangars is rented to multiple tenants, and we also seek to maximize our ability to rent available ramp space outside of our hangars, where permitted. Rental hangar space is open to the public and prospective tenants are reviewed for credit quality and the nature of their intended use of the facilities. As of December 31, 2025, we have 85 tenant leases. A majority of our tenant mix is composed of individuals (directly or through personally or family-owned companies), and is diversified by a mix of charter operations, corporate fleets, government entities, and other aviation services providers. No single tenant accounts for more than 10% of our revenue or rentable square footage.

The weighted-average lease term of our tenant leases is approximately 5.6 years and 2.8 years, in terms of contractual lease payments and rentable square footage, respectively. The maturity dates of our tenant leases are staggered for the purpose of risk management. The original lease terms within our portfolio range from 6 months to 15 years. Base lease rents vary by location, but substantially all leases feature annual rent escalation. Leases are structured as either gross or triple-net, with tenants covering insurance, taxes, common area maintenance, and utilities. The tenant leases generally do not have early termination options, and we expect renewals to be reset to prevailing fair market value.

Competition

The hangar space rental segment of the aviation services industry in which we operate is very competitive. We compete with national, regional and local FBOs and other hangar real estate companies. Our competitors include FBOs currently operating at certain airports that may have greater financial or other resources and/or lower cost structure than us. Other competitors have been in business longer than us and may have greater financial resources available.

We compete with other operators at all of our current locations, and our hangar campuses may also face indirect competition from operators located at nearby airports. In addition, we may be adversely affected by competition from other facilities within or outside the airports where the facilities are located, including construction of new facilities at the airports at which we operate or the expansion of hangar facilities by competitors at nearby airports. We must compete with other operators based on the location of the facility relative to runways and street access, quality of customer service, safety, reliability, value-added features, and price. See “— Investment Criteria” for additional information regarding our competitors with respect to each particular facility.

Seasonality

Adverse weather conditions, particularly during the winter months, can cause delays in the development, construction, and leasing of our HBO campus projects. The geographic diversity of our development portfolio helps mitigate this risk through exposure to various geographies and climates. With respect to our ongoing hangar leasing operations, we do not experience substantial seasonal fluctuations in our revenues and the results of operations.

Government Regulation

FAA Regulation

The industry is overseen primarily by the Federal Aviation Administration (the “FAA”). In addition, the Department of Homeland Security, Department of Transportation, Environmental Protection Agency, state and local environmental agencies, and local airport authorities contribute to the regulation of our HBO campuses. We must comply with federal, state, and local environmental statutes, and regulations, including those associated in part with the operation of fuel storage tank systems and fuel trucks. These requirements include, among others, tank and pipe testing for tightness, soil sampling for evidence of leaking, and remediation of detected leaks and spills.

Environmental and Related Matters

Our HBO campuses are subject to regular inspection by local environmental agencies, as well as local fire marshals and other agencies. We do not expect that compliance and related remediation work, if any, will have a material negative impact on our business. We have not received notice requiring us to cease operations at any location or of any abatement proceeding by any government agency for failure to comply with applicable environmental laws and regulations.

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

We endeavor to be a leader of the industry’s initiatives to address environmental issues, and we are increasingly focused on how we can reduce our carbon footprint in a sustainable way. As part of this, our HBO campuses are designed to reduce the need to reposition private jets, which reduces the use of fuel as well as air emissions and noise pollution. We operate a fleet of electric ground support equipment which have a low cost to operate and maintain. In addition, our HBO campuses are designed to be electric vehicle charger-equipped and electric aircraft charger-ready. In addition, our hangar design contains environmentally friendly aspects such as no-foam fire suppression. Moreover, our hangars are designed to be both solar and wind energy capable for future installation.

Insurance

We maintain insurance of the types and in amounts that we believe to be adequate and consistent with industry standards. During construction, our principal coverage includes builder's risk, general and hangarkeepers liability, excess liability, and contractor's pollution liability insurance. Once operational, each campus maintains commercial property, flood, earthquake, boiler and machinery, business income/loss of rent, automobile liability, general liability, environmental liability, and worker's compensation insurance. We maintain general liability and product liability insurance in connection with our hangar manufacturing activities. We maintain general liability and professional liability insurance in connection with our hangar design and general contracting activities. We also maintain insurance coverage related to our directors and officers, employment-related liabilities, automobile liabilities, and cyber-related incidents. We require the tenants at our campuses to maintain aircraft physical damage, general liability, worker's compensation, and automobile liability insurance coverage.

Human Capital

As of December 31, 2025, we had 112 employees, none of whom were subject to collective bargaining agreements. We also engage contractors and consultants to supplement our permanent workforce. Our operations are overseen by senior personnel with experience in business aviation and real estate, and include top-level design, construction, operations, and finance expertise. We consider our employee relations to be in good standing. We are committed to keeping our employees informed and supported through regular communication and events, including our monthly town hall meetings.

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

We believe we offer competitive compensation (including base salary, incentive bonuses, and long-term equity awards) and benefits packages designed to attract and reward talented individuals who possess the skills necessary to support our business objectives and assist in the achievement of our strategic goals and development plans. All employees are eligible for health insurance, a retirement plan, and life/disability coverage.

Certain of our HBO campuses feature the Sky Harbour Academy training program, which includes paid training for a career in the aviation industry. The Sky Harbour Academy recruits members with an interest in aviation, ultimately providing such members full training and certification as line service technicians and customer service representatives. The Sky Harbour Academy aims to provide assistance with placement in aviation jobs, including full-time roles and career development tracks at Sky Harbour.

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

Periodic Reporting and Financial Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the Securities and Exchange Commission (the “SEC”), are available free of charge through the investor relations sections of the Company’s website, www.skyharbour.group, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Moreover, the terms of our tenant leases currently in place do not extend past the final maturity date of the majority of our indebtedness. Our ability to make payments under the ground leases or under our debt service obligations through their final maturity will depend upon our success in renewing current tenants or in re-leasing these facilities to new tenants. The loss of one or more of our tenants (without a similar tenant or tenants to replace such tenant or tenants) may have a material adverse effect on our ability to collect rental revenue sufficient to meet our obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and restrict our operations and our ability to grow our business and revenues.

The majority of our outstanding indebtedness is secured under the terms of the Series 2021 Bonds and the Series 2026 Bonds. We intend to incur additional debt in connection with new hangar projects at new airport locations, refinancing of existing indebtedness, future acquisitions, or for other purposes.

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

In addition, the Series 2021 Bonds, the Series 2026 Bonds, the Term Loan Facility, and the non-convertible, unsecured promissory notes we issued to YA II PN, Ltd. in December 2025 and January 2026 (the “Yorkville Promissory Notes”) include, and we expect any other indebtedness we incur in the future to include, customary restrictions and covenants. Our ability to comply with these restrictions and covenants, including meeting any financial ratios and tests, may be affected by events beyond our control. We cannot assure you that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests. If we are unable to comply with such restrictions and covenants, there could be an event of default, the occurrence which, after any applicable cure period, would permit the holders of such indebtedness, among other things, to accelerate payment of all amounts outstanding under such indebtedness and to exercise their remedies with respect to the collateral, including foreclosure and sale of any real estate interests securing the loans. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend the Series 2021 Bonds, the Term Loan Facility, the Yorkville Promissory Notes, the Series 2026 Bonds or any future debt agreement or obtain needed waivers on satisfactory terms. There can be no assurance that, if needed to avoid noncompliance with our debt agreements in the future, we will obtain the necessary waivers from the applicable lenders on satisfactory terms or at all. As a result, our business and results of operations could be materially and adversely affected.

Secured debt obligations, including those under the Series 2021 Bonds, the Term Loan Facility, and the Series 2026 Bonds, expose us to the possibility of defaults and cross-defaults, as well as foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Each constructed and in-construction facility in our portfolio is subject to secured indebtedness under the Series 2021 Bonds, the Term Loan Facility, or the Series 2026 Bonds. Secured debt obligations increase the risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by holders of the Series 2021 Bonds or the Series 2026 Bonds, the respective bond trustees, the lenders party to the Term Loan Facility, or other lenders and ultimately our loss of the property securing any loans for which it is in default. As described above, our current tenant leases do not extend past the maturity date of the majority of our indebtedness, and as a result we will be required to re-lease hangars as vacancies arise in order to continue to generate revenue to meet our debt service obligations. If any of our facilities are foreclosed upon due to a default, it could materially and adversely affect our business and results of operations.

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

Economic conditions and actions by policymaking bodies contributed to rising interest rates, which, along with increases in our borrowing levels, could increase our future borrowing costs. While the Federal Reserve reduced interest rates during 2025 and has indicated the potential for further rate cuts in 2026, interest rates remain relatively high and there can be no certainty with respect to the occurrence, timing, or magnitude of further interest rate cuts by the Federal Reserve, and thus no certainty with respect to the ultimate impact on our potential borrowing costs. We expect to issue additional debt to finance future site developments and higher interest rates would impact our overall economic performance. Certain of our indebtedness, including the Term Loan Facility, bear interest at variable rates. If interest rates increase, our debt service obligations on such variable rate indebtedness will increase even though the amount borrowed remains the same to the extent we are not able to effectively mitigate such interest rate risks with interest rate swaps. In addition, we are subject to credit spreads demanded by fixed income investors. As a non-rated issuer, increases in general of credit spreads in the market, or for us, may result in a higher cost of borrowing in the future particularly if interest rates remain at elevated levels as compared to when we issued our debt that is currently outstanding. If additional indebtedness is unavailable to us at reasonable rates or at all, we may not be able to finance additional projects or refinance existing debt when it becomes due. Although our Series 2026 Bonds have a stated final maturity of July 1, 2060, our Series 2026 Bonds are subject to mandatory tender for purchase on January 1, 2031. As such, we will be required to refinance or remarket the Series 2026 Bonds on or prior to January 1, 2031. If interest rates are higher when we refinance our debt, our income and cash flow could be reduced as a result of increased debt service requirements, which may hinder our ability to raise more capital by issuing more stock or by borrowing money. Our ability to successfully issue any additional debt will depend on a range of factors, including general economic conditions, the level of activity in capital markets generally, and the terms of our existing indebtedness then in effect.

Adverse economic conditions and dislocations in the credit markets could have a material adverse effect on our financial condition, results of operations, cash flow, and ability to service our debt and ground lease obligations.

Our business has been, and may in the future be, affected by market and economic challenges experienced by the real estate industry and the U.S. economy as a whole, increased inflation and high interest rates. Such conditions may materially and adversely affect us as a result of the following potential consequences, among others:

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

The hangar space rental segment of the aviation services industry in which we operate is very competitive. We compete with national, regional and local FBO and other hangar real estate companies. Competitor aircraft hangar operators at an airport compete based on various factors, including location of their facilities relative to runways and street access, service, value added features, reliability, and price. Our home base operator campuses compete with one or more hangar operators at their respective airports and with operators at nearby airports. Furthermore, ground leases related to HBO campuses and FBO operations may be subject to competitive bidding at the end of their term.

Our competitors include hangar operators currently operating at certain airports, as well as possible entrants into our market resulting from new entrants, consolidation, merger, modification of airport master plans, or any other number of factors. These entrants may have additional financial or other resources and/or lower cost structures than us. Other competitors have been in business longer than us. Having greater financial resources may make it easier for these competitors to absorb higher construction costs and other increases in expenses. This could adversely impact our business and results of operations.

Our home base operator campuses do not have the right to be the sole provider of services at any airport. Furthermore, despite limited space for further development at certain airports, existing competitors with FBO facilities located at our current or future airports could expand their hangar facilities, and additional operators of home base operator campuses could begin operations at such airports. Competitors might seek acquisitions in regions and markets competitive to us. Given the variety of factors that impact competitiveness within the home base operator campus industry, we can give no assurance that we will be able to successfully compete, which could have a material adverse effect on our business and results of operations and, in turn, result in a decline in the trading price of our securities.

The growth and success of our business is subject to our ability to market, attract, and retain tenants.

Our future success depends upon our ability to attract and retain tenants for hangars at our home base operator campuses. The extent to which we achieve growth in our customer base materially influences our business and results of operations. Any number of factors could affect our ability to grow our customer base, including tenant preferences for hangar space and related services, including size and location of the hangar, as well as general economic conditions. The level and volatility of fuel prices may also impact the general aviation industry and our ability to attract and retain tenants. In addition, our ability to attract and retain customers may be dependent on other factors outside of our control, including the future trend of private aircraft sizes, the availability of alternative hangars, including size, location and/or services provided, as well as the external perception of us. Any significant decline in our customer base, or in our rate of growth, could have a material adverse effect on our business and results of operations, which could, in turn, result in a decline in the trading price of our securities.

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

Inflationary and supply chain pressures have previously led to increased construction materials costs, specifically associated with steel, concrete, and other materials. Further inflationary and supply chain pressures, including those associated with changes in trade policies, could adversely affect our business. The imposition of or increase in tariffs on construction materials such as steel, and other potential changes in U.S. and global trade policy, could substantially increase the cost of and limit the availability of construction materials. Tariffs and retaliatory tariffs announced by the U.S. and other countries, the implementation, size and timing of which remain uncertain and rapidly evolving, could impact the cost of certain of our construction materials. The implementation of these tariffs and future tariffs, or any changes in trade policies that have a similar effect, or the threat of any of the foregoing, could result in further interruptions in the supply chain. We believe we may continue to experience such pressures in future quarters, as well as delays in our subsidiaries’ and contractors’ ability to requisition such materials. These pressures have led to an overall increase in budgeted and actual construction costs, as well as delays in starting and completing certain of our development projects, particularly at our APA Phase I and DVT Phase I development projects. No assurance can be given that the costs of our projects will not exceed budgets or the guaranteed maximum price for such projects or that the completion will not be delayed beyond the projected completion dates. Any such cost overruns or delays could have a material adverse effect on our business, results of operations or market reputation, which could, in turn, result in a decline in the market price of our Class A Common Stock.

The production of our hangar buildings is subject to design and construction defects, product liability, and other claims that could be significant and costly, which may delay our construction projects and could have a material adverse effect on our business and results of operations.

As a manufacturer of hangar buildings, we are subject to design and construction defects, product liability and other claims in the ordinary course of business. These defect claims are common in the pre-engineered metal building industry and can be significant and costly to remediate. For example, design changes implemented at our APA Phase I, DVT Phase I, and ADS Phase I development projects caused our total construction costs for these projects to exceed our original estimates and were outside of the scope of the original guaranteed maximum price construction contracts. Future costs associated with our adherence to our standards and relevant local building codes could be significant, and may exceed our estimates of construction costs and timelines, which could have a material adverse effect on our business, cash flows, or results of operations.

In addition, our ownership interest in a pre-engineered metal building manufacturer may in the future subject us to a variety of legal proceedings and legal compliance risks with respect to various issues, including product liability, regulatory, safety, environmental, employment, and intellectual property matters that arise in the ordinary course of its business and in its industry, including matters that may have existed prior to our acquisition and claims that have not been asserted. We and many of our subcontractors have general liability, property, workers compensation, professional, and other business insurance. This insurance is intended to protect us against a portion of our risk of loss from defects and claims, subject to certain deductibles and coverage limits. The availability of insurance for design and construction defects, and the scope of the coverage, are currently limited and the policies that can be obtained are costly and often include substantial exclusions. There can be no assurance that insurance coverage will be available for such defects and claims, or that such coverage will not be further restricted or become more costly.

Failure to adequately maintain our home base operator campuses or the integrity of our fuel supplies may have a material adverse impact on the revenue or market share of one or more of our home base operator campuses, resulting in a decline in operations of the business.

Home base operator campuses and FBO operators compete, in part, based on the overall quality and attractiveness of their facilities. Inadequate maintenance of any of the hangars or other assets comprising our home base operator campuses could result in customers electing not to utilize us where another provider operates, or electing not to use a particular airport where an alternative operator in the same market exists. The resulting decline in tenants or negative impact on our reputation could adversely impact revenue, including from more than one facility, which would have a material adverse effect on our business and results of operations.

Aircraft owners and operators rely on home base operator campuses and FBO operators to control the quality of the fuel they provide. Failure to maintain the integrity of fuel supplies as a result of inadequate or inappropriate procedures or maintenance of fuel storage facilities, fuel trucks or related equipment on our part or our suppliers, including FBOs, could result in the introduction of contaminants and could lead to damage or failure of aircraft and could adversely impact the reputation, revenue, and/or profitability of our business.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud, and in the past, we have identified a material weakness in our internal controls that was subsequently remediated.

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

We conduct substantially all of our operations under ground leases, which grant significant rights to airport authorities as our direct or ultimate landlord. The termination for cause of one or more of the ground leases would adversely affect our business and results of operations significantly.

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

Because we do not directly own the sites we lease, we may not be able to liquidate real estate investments in order to meet liquidity needs.

Unlike other real estate companies that lease space to tenants, we do not directly own the sites we lease. Instead, the sites are subject to long-term ground leases with airport authorities. As a result, we may not be able to sell underlying real estate assets in order to meet liquidity requirements, including our debt service obligations, which could have a material and adverse effect on our liquidity position and ability to meet our obligations.

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

We intend to continue to develop properties across the United States. When we develop properties located in new geographic areas in the United States, we may face risks associated with a lack of market knowledge or understanding of the local market, including the availability and identity of quality tenants, forging new business relationships in the area, and developing an understanding of local government requirements and procedures. For example, since January 1, 2025, we have signed ground leases at FTW, HIO, and SWF. The HIO lease represents our initial entry into the state of Oregon, and such leases represent our first HBO campuses in the broader Fort Worth, Portland, and New York markets. Furthermore, the negotiation of a potential expansion into new markets may divert management time and other resources. As a result, we may have difficulties executing our business strategy in these new markets, which could have a negative impact on our business and results of operations.

Our business and results of operations is dependent on tenants satisfying their obligations under tenant leases, which may be subject to default or termination.

We are subject to tenant credit risk. Our home base operator hangars are generally leased to single or multi hangar tenants, and certain of our tenants constitute a material percentage of our revenues. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that tenant. For instance, any of our tenants could experience a downturn in their businesses, which may weaken their financial condition and liquidity and result in their failure to make timely payments to us or otherwise default under their contracts.

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

We carry comprehensive liability, fire, property damage, and business interruption insurance on our HBO campuses, with policy specifications and insured limits that we believe are customary for similar properties. An unanticipated number of claims under the insurance policy or policies, however, could result in payment of unanticipated deductibles and increased premiums, which could result in a material adverse effect on our business and results of operations.

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

There can also be no assurance that any loss incurred will be of a type covered by such insurance and will not exceed the limits of such insurance. For instance, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Further, as of December 31, 2025, three of our HBO campuses are located in California. The west coast of the United States contains active earthquake zones and the greater Los Angeles area has experienced major fires, including the significant damage and lasting effects of the January 2025 wildfires, and may experience major fires in the future. Certain insurance companies doing business in states in which we operate have and could continue to restrict, curtail or suspend the issuance of property insurance policies. This could reduce the availability of hurricane, fire and other types of natural disaster insurance. Should an uninsured loss or a loss in excess of insured limits occur, we could suffer disruption of rental income, potentially for an extended period of time, while remaining responsible for any financial obligations relating to the applicable HBO campus, which would have a material adverse effect on our business and results of operations.

A major health or safety incident could adversely affect our business and results of operations and could be costly in terms of reputational damage.

Construction sites and airports are inherently dangerous, and operating in the aviation infrastructure industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of HBO campus sites we intend to construct and operate, health and safety performance is critical to the success of all areas of our business.

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

Our properties may be exposed to rare catastrophic weather events, such as severe storms, floods or wildfires. We cannot predict the rate at which climate change will progress. However, if the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. For example, some of our properties are located in Florida and Texas and are situated in geographic areas that are periodically impacted by severe weather conditions such as hurricanes, flooding, and tornadoes, and one of our properties is located in the Los Angeles area, which has recently experienced the significant and damaging effects of the January 2025 wildfires. The occurrence of these or other natural disasters could cause delays in the completion of our development projects or could adversely impact the ongoing operations at our HBO campuses.

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

The use of artificial intelligence presents risks and challenges that may adversely impact our business and operating results or that of our tenants.

We have adopted and integrated generative artificial intelligence and machine learning (collectively, “AI”) tools into our operations to enhance efficiencies and streamline existing systems. However, the deployment and maintenance of AI tools may entail substantial risks. While these tools hold promise in optimizing processes and driving efficiencies, as with many technological innovations, they also pose inherent risks. These include, but are not limited to, the potential for inaccuracy, bias, intellectual property infringement, or misappropriation, as well as concerns regarding data privacy and cybersecurity. In addition, as AI technologies become more advanced, cybercriminals may develop more sophisticated attack methods. Such methods may include the use of AI and deepfake technologies to automate and enhance phishing schemes, advance malware, and carry out more effective cyberattacks. The AI-driven cyber threats could be harder to detect and counteract, which may pose significant risks to our data security and the integrity of our systems. If such AI-enhanced cyberattacks are successful, they could lead to substantial data breaches, loss of sensitive information, and significant financial and reputational damage.

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

We qualify as a “smaller reporting company” within the meaning of the Exchange Act, and we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, and as such, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “smaller reporting company” as defined in the Exchange Act. As such, we are eligible for and we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies for as long as it continues to be a smaller reporting company, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they may deem important. We will continue to qualify as a smaller reporting company if either (i) our public float is less than $250 million or (ii) our annual revenues are less than $100 million and our public float is less than $700 million. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, particularly after we are no longer a “smaller reporting company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Sky is treated as partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated, for U.S. federal income tax purposes, to the holders Sky Common Units. Under the terms of the third amended and restated Operating Agreement (the “A&R Operating Agreement”), Sky is obligated to make pro rata tax distributions to holders of Sky Common Units calculated at certain assumed rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement, which could be significant and some of which will be reimbursed by Sky (excluding payment obligations under the Tax Receivable Agreement). For so long as we are Managing Member (as defined in the A&R Operating Agreement) of Sky, we intend to cause Sky to make ordinary distributions and tax distributions to the holders of Sky Common Units on a pro rata basis in amounts sufficient to enable us to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, Sky’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of Sky and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in Sky’s debt agreements, or any applicable law, or that would have the effect of rendering Sky insolvent. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.

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

We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof in the United States or other jurisdictions and changes in tax law could reduce our after-tax income and adversely affect our business and financial condition. For example, in July 2025, the One Big Beautiful Bill Act (“OBBBA”) was exacted, which made many of the provisions within the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), enacted in December 2017, permanent. The Tax Act resulted in fundamental changes to the Code. These changes included, among many other things, a reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, relaxed certain of the limitations imposed by the Tax Act for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the Tax Act and the CARES Act for future years is difficult to quantify, but these changes could materially affect the Company, Sky, or our respective subsidiaries. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, or effect other changes that could have a material adverse effect on the Company’s financial condition. Such changes could also include increases in state taxes and other changes to state tax laws to replenish state and local government finances depleted by costs attributable to the COVID-19 pandemic and the reduction in tax revenues due to the accompanying economic downturn.

The Inflation Reduction Act of 2022 (“IRA”) was signed into law in August 2022. The IRA, among other things, significantly changed the taxation of business entities including by imposing a minimum tax equal to fifteen percent of the adjusted financial statement income of certain corporations as well as a one percent excise tax on share buybacks, effective for tax years beginning in 2023. It is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). The resulting tax liability could adversely impact the Company’s business, financial condition, results of operations and liquidity. The excise tax on share buybacks is currently not expected to have a material impact on the Company’s tax liability.

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

The market prices and trading volume that our shares of Class A Common Stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Class A Common Stock and Public Warrants to incur substantial losses. Since the closing of the Yellowstone Transaction, our Class A Common Stock has traded as low as $2.50 and as high as $43.41 through December 31, 2025. In addition, the volume of trading of our Class A Common Stock has been inconsistent. For example, on  February 14, 2025 our Class A Common Stock had trading volume of 30,946 shares and on June 27, 2025 our Class A Common Stock had trading volume of 1,404,189 shares. Our Public Warrants have not traded in tandem with our Class A Common Stock, and since the closing of the Yellowstone Transaction have traded within a range of $0.17 to $3.98 through December 31, 2025.

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

Our dual class structure may have a negative impact on the market price of Class A Common Stock.

We cannot say with certainty whether our dual class structure has resulted or will result in a lower or more volatile market price of Class A Common Stock or in adverse publicity or other adverse consequences. Our dual class structure reduces the number of shares available to be traded on the market, which has an impact on the liquidity of the market for our Class A Common Stock. In addition, certain index providers have restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices are not able to invest in our stock. As a result, the market price of shares of Class A Common Stock could be adversely affected.

The outstanding Warrants are exercisable for shares of Class A Common Stock and common units in Sky may be redeemed for Class A Common Stock. The exercise of these outstanding Warrants will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2025, there were 15,798,155 outstanding Warrants to purchase 15,798,155 shares of Class A Common Stock at an exercise price of $11.50 per share. To the extent the Warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market.

In addition, as of December 31, 2025, there were 42,046,356 outstanding Sky Common Units and 1,860,265 Sky Incentive Units held by the members of Sky (excluding the Company as Managing Member of Sky), which may be ultimately redeemed for shares of our Class A Common Stock on a one-for-one basis, and in connection with the redemption of such Sky Common Units, the corresponding shares of Class B Common Stock will be cancelled. Furthermore, we have registered for resale all of the Class A Common Stock underlying such outstanding Sky Common Units, Sky Incentive Units, and Private Placement Warrants. Sales of substantial numbers of such shares in the public market, or the perception that such sales may occur, could adversely affect the market price of Class A Common Stock, the impact of which is increased as the value of our stock price increases.

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

Substantial sales of our Class A Common Stock may suppress the stock price of our Class A Common Stock and may cause dilution.

In order to raise additional capital, we have offered in the past, and may offer in the future, additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock at prices that may not be the same as the price per share paid by any investor. For example, in September and December 2024, we sold and issued an aggregate of 7,911,580 2024 PIPE Shares (as defined herein) pursuant to the 2024 Purchase Agreement (as defined herein) at a net issue price of $9.50 per share, which may be sold by the holders thereof since the expiration of the lock-up period on April 25, 2025. Furthermore, we have registered the resale of all of the 2024 PIPE Shares by the holders thereof. In addition, we have offered in the past, and may offer in the future, shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock as additional consideration in connection with the incurrence of debt. For example, in December 2025 and February 2026, we issued an aggregate of 90,000 shares of Class A Common Stock in connection with and pursuant to the Yorkville Promissory Notes. Sales of substantial numbers of such shares in the public market, or the perception that such sales may occur, could adversely affect the market price of Class A Common Stock, the impact of which is increased as the value of our stock price increases. For example, Boston Omaha Corporation (“Boston Omaha”) sold a significant number of shares of Class A Common Stock during 2025, which we believe had a negative impact on our stock price as the filing of Forms 144 by Boston Omaha put the market on notice that such sales were occurring. Boston Omaha and other large investors may seek to sell additional shares, which may have a negative impact on our stock price. In addition, we may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by any investor, and investors purchasing shares or other securities in the future could have rights superior to you. The price per share at which we sell additional shares of our Class A Common Stock, or securities convertible or exchangeable into Class A Common Stock, in future transactions may be higher or lower than the price per share paid by any investor.

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

●

we have established and maintain comprehensive incident response plans that fully outlines our response to, and recovery from a cybersecurity incident, and such plans are evaluated on an regular basis;

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

Our Class A Common Stock and Public Warrants are listed on the New York Stock Exchange under the symbols “SKYH” and “SKYH WS,” respectively.

As of March 12, 2026, there were 5 holders of record of Class A Common Stock and 2 holders of record of Warrants. However, because many of the shares of Class A Common Stock and the Warrants are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of Class A Common Stock and Warrants than record holders.

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

(c)	Securities Authorized for Issuance Under Equity Compensation Plans

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2026 Annual Meeting of Stockholders within 120 days of December 31, 2025.

(d)	Recent Sales of Unregistered Securities, Use of Proceeds from Registered Public Offering

During the year ended December 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities during the year ended December 31, 2025.

ITEM 6.	[Reserved]

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Background

We are an aviation infrastructure development company building the first nationwide network of Home Base Operator (“HBO”) campuses designed exclusively for business aircraft. We develop, lease and manage general aviation hangars across the United States, targeting airfields in markets with significant based aircraft populations and high hangar demand. Our HBO campuses feature private and semi-private hangars and a full suite of dedicated services specifically optimized for home based, versus transient, aircraft.

The physical footprint of the U.S. business aviation fleet grew by almost 46 million square feet in the past sixteen years, with hangar supply lagging dramatically, especially in key growth markets. As the fleet of private jets in the United States continues to grow, with recent new aircraft deliveries exceeding retirements, demand for hangar space is at a premium in part because new jets require taller tail clearances and more square footage of hangar space and the pace of new hangar construction has lagged behind the demand. The cumulative square footage of the business aircraft fleet in the United States increased 73% between 2010 and 2025. Moreover, over that same period, there was an 120% increase in the square footage of larger private jets – those with greater than a 24-foot tail height. A recent study conducted by a business aircraft manufacturer forecasted that business aircraft will only continue to grow in the next ten years, with up to 8,500 new business jet deliveries worth over $283 billion expected to be delivered between 2025 and 2034, with over two-thirds of the deliveries expected to be comprised of larger private jets. This forecast is further supported by data from the major business aviation manufacturers that suggest the current order backlog for new business aviation aircraft as of December 31, 2025 is over $57 billion, an increase of approximately 10% over the prior year.

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

We expect to realize economies of scale in construction through prototype hangar designs replicated at our HBO campuses across the United States through our in-house through our in-house construction management and general contracting. This allows for centralized procurement, straightforward permitting processes, efficient development processes, and the best hangar in business aviation. Unlike a service company, our revenues are mostly derived from long-term rental agreements, offering stability and forward visibility of revenues and cash flows. This allows us to fund our development through the public bond market and bank debt, providing capital efficiency and mitigating refinance risk.

For a more complete description of our operations, including our home basing hangar campus development projects, refer to Item 1 — Business.

Recent Developments

In October 2025, we entered into a ground lease agreement (the “LGB Lease”) at Long Beach Airport (“LGB”) with the City of Long Beach, California. The LGB Lease covers approximately 17 acres of property at LGB. The initial term of the LGB Lease will be 50 years beginning 18 months after the effective date, with lease payments commencing contemporaneously with the term.

In December 2025, we issued a non-convertible, unsecured promissory note to YA II PN, Ltd., a Cayman Islands exempt limited company, or its registered assigns (“Yorkville”), in the aggregate principal amount of $15 million (the “Yorkville Promissory Note”). The issue price for the Yorkville Promissory Note was 100% of the aggregate principal amount thereof. The Yorkville Promissory Note accrues interest at a rate of 7.75% per annum and matures on June 8, 2027.

In December 2025, we entered into a ground lease agreement (the “FTW Lease”) at Fort Worth Meacham International Airport (“FTW”) with the City of Fort Worth. The FTW Lease covers approximately 4.5 acres of property at FTW. The initial term of the FTW Lease will be 40 years, with lease payments commencing immediately upon execution of the lease.

In January 2026, we entered into an amendment (the “Amendment”) to the Term Loan Facility. The Amendment amended the Term Loan Facility to provide for, among other things, conditions under which surplus funds may be released to us after satisfying Series 2026 Bonds requirements and other release conditions.

In January 2026, we added our subsidiaries that own hangar campuses at CMA and BDL to the borrowing base of the Term Loan Facility. Subsequently, we drew funds of approximately $13 million under the Term Loan Facility in order to reimburse prior advances made by our corporate subsidiary associated with capital expenditures at Bradley International Airport and certain other costs associated with the debt issuance.

In January 2026, we issued a non-convertible, unsecured promissory note to Yorkville, in the aggregate principal amount of $10 million (the “January 2026 Yorkville Promissory Note”). The issue price for the January 2026 Yorkville Promissory Note was 100% of the aggregate principal amount thereof. The January 2026 Yorkville Promissory Note accrues interest at a rate of 7.75% per annum and matures on June 8, 2027.

In February 2026, we completed a $150 million financing through the issuance of the Series 2026 Bonds. The Series 2026 Bonds bear interest at a rate of 6.00% per year, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on July 1, 2026. We intend to use such proceeds, together with other available funds, including draws from the Term Loan Facility, to (i) finance or refinance, directly or indirectly, all or a portion of the construction, equipping and/or improvement of all or a portion of certain aircraft storage facilities (collectively, the “2026 Projects”); (ii) fund a deposit to the debt service reserve fund for the Series 2026 Bonds; (iii) pay capitalized interest on the Series 2026 Bonds; and (iv) pay the costs of issuance of the Series 2026 Bonds.

Factors That May Influence Future Results of Operations

Airfield and Tenant Portfolio Growth

Our future success depends upon our ability to attract and retain tenants for hangars at our HBO campuses. The extent to which we achieve growth in our customer base materially influences our business and results of operations. Any number of factors could affect our ability to grow our customer base, including tenant preferences for hangar space and related services, including size and location of the hangar, as well as general economic conditions. The level and volatility of fuel prices may also impact the general aviation industry and our ability to attract and retain tenants. In addition, our ability to attract and retain customers may be dependent on other factors outside of our control, including the future trend of private aircraft sizes and the availability of alternative hangars, including size, location and/or services provided. Any significant decline in our customer base, or in our rate of growth, could have a material adverse effect on our business and results of operations, which could, in turn, result in a decline in the trading price of our securities.

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

Construction Material Costs and Labor

When constructing our HBO campuses, we use various materials, assemblies, and labor components. We contract for our materials and labor both internally through our in-house general contractor and with various external general contractors under guaranteed maximum price (GMP) contracts upon receipt of building permits. This allows us to mitigate certain inflationary pressures associated with increases in certain building materials and labor costs between the time construction begins at a hangar campus and the time it is completed. Typically, the materials and most of the components used to construct our hangar campuses are readily available in the United States, and we attempt to procure such materials from domestic sources where and when possible. We monitor the supply markets and ensure robust competition to achieve the best prices available. Typically, the price changes that most significantly influence our development operations are price increases in steel, concrete, and labor. Inflationary and supply chain pressures have previously led to increased construction materials costs, specifically associated with steel, concrete, and other materials. Further inflationary and supply chain pressures, including those associated with changes in trade policies, could adversely affect our business. The imposition of or increase in tariffs on construction materials such as steel, and other potential changes in U.S. and global trade policy, could substantially increase the cost of and limit the availability of construction materials. Tariffs and retaliatory tariffs announced by the U.S. and other countries, the implementation, size and timing of which remain uncertain and rapidly evolving, could impact the cost of certain of our construction materials. The implementation of these tariffs and future tariffs, or any changes in trade policies that have a similar effect, or the threat of any of the foregoing, could result in further interruptions in the supply chain. We believe we may continue to experience such pressures in future quarters, as well as delays in our subsidiaries’ and contractors’ ability to requisition such materials. However, there can be no assurance that we will be able to increase the lease rates for the hangars within our hangar campuses to absorb these increased costs, if at all.

Our projections associated with the commencement and completion of construction, estimated total construction cost, hangars, and rentable square footage of our properties in development are inherently subjective and require judgement to estimate. We believe that our estimates of construction costs and timelines are subject to variability based on various factors including, but not limited to, changes in anticipated site plans, hangar mix, hangar specifications, executed guaranteed maximum price construction contracts, and general market conditions. During 2024 and 2025, we updated many of our preliminary estimates based on our intention to begin incorporating a larger hangar prototype into our home basing hangar campuses, which is intended to provide an increase in rentable square footage of hangar, office, and lounge space upon completion. This larger hangar prototype requires an increase in construction materials and components, and we expect its incorporation into multiple future development projects will ultimately result in cost savings through the realization of economies of scale. Our updated estimates of total construction costs do not include projections of potential cost reductions due to such efficiencies, and we continue to reevaluate our preliminary and updated estimates from time to time over the course of the development lifecycle. We intend to continue to mitigate inflationary pressures, reduce construction costs to the greatest extent possible, and pursue compressed development schedules. We currently structure our guaranteed maximum price construction contracts with shared savings clauses to incentivize the general contractors to reduce construction costs. No assurance can be given that our cost mitigation strategies will be successful, the costs of our ongoing and future projects will not exceed budgets or the guaranteed maximum price for such projects, or that the completion will not be delayed beyond the projected completion dates.

Increases in Market Interest Rates and Future Costs of Borrowing

Economic conditions and actions by policymaking bodies contributed to rising interest rates, which, along with increases in our borrowing levels, could increase our future borrowing costs. While the Federal Reserve reduced interest rates during 2025 and has indicated the potential for further rate cuts in 2026, interest rates remain relatively high and there can be no certainty with respect to the occurrence, timing, or magnitude of further interest rate cuts by the Federal Reserve, and thus no certainty with respect to the ultimate impact on our borrowing costs. We expect to issue additional debt to finance future site developments and refinance the Term Loan Facility and the Series 2026 Bonds on or prior to its maturity date and mandatory tender date, respectively. Elevated interest rates would impact our overall economic performance. In addition, we are subject to credit spreads demanded by fixed income investors. As a non-rated issuer, increases in general of credit spreads in the market, or for us, may result in a higher cost of borrowing in the future. We intend to access the bond market on an opportunistic basis. In addition, we may hedge against rising benchmark interest rates by entering into hedging strategies with high quality counterparties.

Current Capital Requirements and Future Expenditures for Expansion

Each constructed and in-construction facility in our portfolio is funded by secured indebtedness under the Series 2021 Bonds, the Term Loan Facility, or the Series 2026 Bonds. We entered into the $200 million Term Loan Facility in September 2025 and issued $150 million of Series 2026 Bonds in February 2026. We anticipate that the proceeds of the Term Loan Facility and Series 2026 Bonds will fund an additional 1.2 million rentable square feet of construction projects at seven airport locations.

We previously raised equity capital, including the 2024 Purchase Agreement and 2023 Purchase Agreement entered into on September 16, 2024 and November 1, 2023, respectively, see Liquidity and Capital Resources — Private Placement and Securities Purchase Agreement below, to begin to fund construction at additional HBO campuses over the next several years. We also have the ability to access the capital markets through our ATM Facility and through our effective shelf registration statement on Form S-3. On average, each future campus is anticipated to be composed of 200,000 rentable square feet and is expected to cost approximately $60 million per campus, with 70% or more to be funded with additional private activity bonds or other indebtedness. All future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

The cumulative 50 airport site business plan is estimated to cost approximately $3.0 billion, with approximately 80% or more anticipated from private activity bonds and the balance with equity or equity-linked financing. Our ability to raise additional equity and/or debt financing will be subject to a number of risks, including our ability to obtain financing upon reasonable terms, if at all, our ability to reinvest free cash flow from operations, if at all, costs of construction, delays in constructing new facilities, operating results, and other risk factors. In the event that we are unable to obtain additional financing, we may be required to raise additional equity capital, creating additional dilution to existing stockholders. There can be no assurance that we would be successful in raising such additional equity capital on favorable terms, if at all.  Even if we can obtain such additional equity financing if needed, there can be no assurance that we would be successful in raising such additional financing on favorable terms, if at all.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include:

Metric	Description

Revenue	The majority of our revenue is generated from rents and fees we earn pursuant to the lease and service agreements we enter into with our tenants. Our ability to achieve revenue growth depends upon our ability to attract and retain tenants for hangars at our HBO campuses. The extent to which we achieve growth in our customer base materially influences our business and results of operations. Any number of factors could affect our ability to grow our customer base, including tenant preferences for hangar space and related services, including size and location of the hangar, as well as general economic conditions. Rental revenue is recognized in accordance with ASC Topic 842, Leases, and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease and (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the common area maintenance and operating expenses of the property and are recognized in the same period as the expenses are incurred. We derive all of our revenue from tenants in the United States. At certain of our HBO campuses, we recognize revenue from ground-based services, such as the fueling and towing of aircraft. Revenue for the sale of aircraft fuel is recognized at the time customer obtains control of the fuel. Revenue for the sale of other ground-based services is recognized at the time the service is performed and provided to customers. Customers are invoiced at the time the services are performed and the associated revenue is recognized in the period it is earned. Our fueling arrangements generally are unique at each location we operate, and may be accounted for on a gross or net basis. We determine whether to recognize fuel and services revenue on a gross or net basis based on consideration of various factors, including whether we have control of the products or services prior to delivery to customers, our degree of latitude in establishing the sales price, whether we carry the associated inventory risk, and which party is the primary obligor within such sales arrangements.

Operating Expenses	In addition to changes in our revenue, our operating results are affected by, among other things, the level of our operating expenses. One of our largest expenses are the payments payable under our ground leases. For the years ended December 31, 2025 and 2024, we recognized expense related to ground leases of approximately $13.5 million and $8.6 million, respectively. We elect to expense rather than capitalize ground lease expense incurred at hangar campus sites under development and will incur expense under GAAP regardless of whether our ground leases defer cash rent payments until completion of construction. As we enter into new ground leases at new airport sites, our ground lease expense and associated cash payments to airport landlords will ultimately continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively. Other operating expenses reflected in our consolidated statement of operations are reflective of the professional, legal and consulting fees, compensation costs, and other general and administrative expenses, including those necessary to support our business as a public company such as expenses associated with corporate governance, SEC reporting, and other compliance matters. While we expect that such expenses will rise in some measure as our portfolio of hangar campuses grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies, economies of scale, insourcing of job functions, and cost control measures.

Operating Income (Loss)	The presentation of operating income (loss) provides a measure of performance which is useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Operating income (loss) is computed by deducting operating expenses from revenue.

Net Income (Loss)	The presentation of net income provides a measure of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons.

Adjusted EBITDA	We utilize Adjusted EBITDA to evaluate our operating and financial performance, which is supplemental in nature and a financial measure not calculated in accordance with GAAP. We define Adjusted EBITDA as net income before (i) depreciation and amortization expense, (ii) interest expense, (iii) interest income, (iv) non-cash stock-based compensation expense, (v) non-cash gains and losses resulting from the change in fair value of our liability-classified warrants, (vi) non-cash operating lease expense, (vii) non-cash operating lease income, (viii) provision for income taxes, (ix) other non-cash expenses, including, but not limited to, the impairment of long-lived assets, gains or losses arising from the disposition of assets, losses on extinguishment of debt, and other non-cash non-operating expenses. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it provides a view of our operating performance, analyzes our ability to meet debt service obligations, and facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, the age and book depreciation of assets, and equity-based incentive plans. Our method of calculating Adjusted EBITDA may differ from that utilized by other companies and therefore its comparability may be limited. See the section titled “Non-GAAP Financial Measures” below for more information and reconciliations to the most directly comparable GAAP financial measure.

Net Cash Provided From (Used In) Operating Activities	We focus on measures designed to monitor cash flow, including net cash provided from (used in) operating activities. The presentation of net cash provided from (used in) operating activities provides a measure of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons.

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

At certain of our HBO campuses, we recognize revenue from ground-based services, such as the fueling and towing of aircraft. Revenue for the sale of aircraft fuel is recognized at the time customer obtains control of the fuel. Revenue for the sale of other ground-based services is recognized at the time the service is performed and provided to customers. Customers are invoiced at the time the services are performed and the associated revenue is recognized in the period it is earned. Our fueling arrangements generally are unique at each location we operate, and may be accounted for on a gross or net basis. We determine whether to recognize fuel and services revenue on a gross or net basis based on consideration of various factors, including whether we have control of the products or services prior to delivery to customers, our degree of latitude in establishing the sales price, whether we carry the associated inventory risk, and which party is the primary obligor within such sales arrangements.

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

Results of Operations

Year ended December 31, 2025 Compared to the Year ended December 31, 2024

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Year ended
	December 31, 2025	December 31, 2024	Change
Revenue:
Rental revenue	$21,588	$12,700	$8,888
Fuel revenue	5,952	2,061	3,891
Total revenue	27,540	14,761	12,779

Expenses:
Campus operating expenses	8,682	3,953	4,729
Fuel expenses	3,315	555	2,760
Ground lease expenses	13,459	8,564	4,895
Depreciation and amortization	6,294	2,706	3,588
Pursuit and marketing expenses	2,309	2,027	282
Employee compensation and benefits	17,255	13,882	3,373
General and administrative expenses	4,253	3,488	765
Total expenses	55,567	35,175	20,392

Operating loss	(28,027)	(20,414)	(7,613)

Other (income) expense:
Interest expense, net of capitalized interest	1,359	715	644
Other (income) expense	(846)	(1,961)	1,115
Unrealized (gain) loss on warrants	(35,861)	34,515	(70,376)
Total other (income) expense	(35,348)	33,269	(68,617)

Net income (loss)	$7,321	$(53,683)	$61,004

Revenues

Rental revenues for the year ended December 31, 2025 were approximately $21.6 million, compared to approximately $12.7 million for the year ended December 31, 2024. The approximately $8.9 million, or 70%, increase was primarily the result of a full year of operations at CMA, which was acquired during December 2024, the cumulative impact of increased occupancy at our BNA, OPF, and SJC hangar campuses, and the commencement of operations at our DVT, ADS, and APA hangar campuses during the year ended December 31, 2025.

Fuel revenues for the year ended December 31, 2025 were approximately $6.0 million, compared to approximately $2.1 million for the year ended December 31, 2024. The approximately $3.9 million, or 189%, increase was primarily driven by a $3.0 million increase in fuel sales at our CMA, ADS, and APA hangar campuses, where our fuel revenues and related expenses are recognized on a gross basis. Other fuel revenue increased by approximately $0.9 million, primarily driven by an increase in fuel gallons uplifted at our BNA and OPF hangar campuses due to increased occupancy.

Operating Expenses

Campus operating expenses increased approximately $4.7 million, or 120%, from approximately $4.0 million for the year ended December 31, 2024, to approximately $8.7 million for the year ended December 31, 2025. Salaries, wages, and benefits associated with our hangar campus personnel increased approximately $2.4 million, primarily driven by headcount increases associated with the commencement of operations at our DVT, APA, and ADS hangar campuses and a full year of operations at CMA, which was acquired during December 2024. Other campus operating expenses increased by approximately $2.3 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at CMA where our operations commenced in December 2024, and start-up expenses associated with our DVT, APA, and ADS hangar campuses.

Fuel expenses for the year ended December 31, 2025 were approximately $3.3 million, compared to approximately $0.6 million for the year ended December 31, 2024. The approximately $2.7 million, or 497%, increase was primarily the result of an increase in the cost of fuel of approximately $2.3 million, driven by the impact of recognizing fuel revenue and expenses on a gross basis at our CMA, ADS, and APA hangar campuses. Other fuel expenses increased by approximately $0.4 million due to the commencement of operations at our DVT, APA, and ADS hangar campuses.

Ground lease expenses increased approximately $4.9 million, or 57%, from approximately $8.6 million for the year ended December 31, 2024, to approximately $13.5 million for the year ended December 31, 2025. The increase in ground lease expense was driven primarily by the cumulative impact of expense recognized associated with the ground lease signed at IAD during the three months ended June 30, 2024, SLC during the three months ended September 30, 2024, the ground leases assumed at CMA during the three months ended December 31, 2024, the ground leases signed at SWF and HIO during the three months ended June 30, 2025, and the ground leases signed at LGB and FTW during the three months ended December 31, 2025.

Depreciation increased approximately $3.6 million, or 133%, from approximately $2.7 million for the year ended December 31, 2024, to approximately $6.3 million for the year ended December 31, 2025. The increase was primarily driven by a full year of depreciation associated with our acquisition of a hangar campus at CMA during the three months ended December 31, 2024, the commencement of operations at our DVT and ADS campuses during the three months ended June 30, 2025, and the commencement of operations at our APA campus during the three months ended September 30, 2025.

Operating Expenses - Continued

Pursuit and marketing expenses for the year ended December 31, 2025 were approximately $2.3 million, compared to approximately $2.0 million for the year ended December 31, 2024. The approximately $0.3 million, or 14%, increase was primarily the result of investment in our growth strategy in securing airport site acquisitions and potential tenants throughout the year.

Compensation and benefits expenses increased approximately $3.4 million, or 24%, to $17.3 million for the year ended December 31, 2025, as compared to approximately $13.9 million for the year ended December 31, 2024. The increase was primarily driven by an increase in headcount associated with both corporate and construction personnel and expense recognized associated with our equity compensation programs. Headcount and compensation expenses increased approximately $1.6 million, and non-cash equity compensation expense increased approximately $1.8 million.

For the years ended December 31, 2025 and 2024, other general and administrative expenses were approximately $4.3 million and approximately $3.5 million, respectively. The approximately $0.8 million, or 22%, increase was primarily driven by increases in professional fees and technology costs due to the expansion of the business and headcount, offset by a slight decrease in corporate insurance premiums.

Other (Income) Expenses

Other (income) expenses for the year ended December 31, 2025 was approximately $35.3 million of income as compared to approximately $33.3 million of expense for the year ended December 31, 2024. The approximately $68.6 million, or 206%, increase in income was primarily due to an approximately $70.4 million variance related to the mark-to-market of the outstanding Warrants at December 31, 2025 as compared to December 31, 2024. The impact of the change in fair value of the Warrants was offset by an approximately $1.1 million decrease in other income due to a decrease in interest earned and realized gains on our available-for-sale U.S. Treasury investment activity.

Non-GAAP Financial Measures

To supplement our results presented in accordance with GAAP, we utilize Adjusted EBITDA, a non-GAAP financial measure that excludes or adjusts certain items. We define Adjusted EBITDA as net income before (i) depreciation and amortization expense, (ii) interest expense, net of capitalized interest, (iii) interest income and realized gains from available-for-sale securities, (iv) non-cash stock-based compensation expense, (v) non-cash unrealized gains and losses resulting from the change in fair value of our liability-classified warrants, (vi) non-cash operating lease expense, (vii) non-cash operating lease income, (viii) provision for income taxes, (ix) other non-cash expenses, including, but not limited to, the impairment of long-lived assets, gains or losses arising from the disposition of assets, losses on extinguishment of debt, and other non-cash non-operating expenses.

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

Adjusted EBITDA

A reconciliation of net income (loss) to Adjusted EBITDA is presented below:

	Year-Ended
	December 31, 2025	December 31, 2024
Net income (loss)	$7,321	$(53,683)
Add (subtract):
Depreciation and amortization	6,294	2,706
Interest expense, net of capitalized interest	1,359	715
Interest income and realized gains from sales of available-for-sale securities	(846)	(1,961)
Unrealized (gain) loss on warrants	(35,861)	34,515
Stock-based compensation	5,769	3,918
Non-cash operating lease expense	7,301	4,651
Non-cash operating lease income	(980)	(109)
Adjusted EBITDA	$(9,643)	$(9,248)

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

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the indentures for the Series 2021 Bonds and Series 2026 Bonds. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of December 31, 2025.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$20,718	$42,442
Restricted cash	16,306	51,917
Investments	-	18,987
Restricted investments	11,453	13,816
Total cash, restricted cash, investments, and restricted investments	$48,477	$127,162

Private Activity Bonds

Series 2026 Bonds

On February 12, 2026, Sky Harbour Capital III LLC (“Sky Capital III”) completed a $150 million financing through the issuance of Series 2026 Bonds. The Series 2026 Bonds were issued by the Public Finance Authority of Wisconsin and bear interest at a rate of 6.00% per year, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on July 1, 2026. The Series 2026 Bonds are subject to mandatory tender for purchase on January 1, 2031 (the “Mandatory Tender Date”), and will mature on July 1, 2060, unless earlier exchanged, redeemed or repurchased. On the Mandatory Tender Date, holders will be required to tender their Bonds for purchase at a price equal to 100% of the principal amount thereof plus accrued interest. Following such mandatory tender, the Series 2026 Bonds may be remarketed at a new interest rate or otherwise refinanced. Accordingly, although the Series 2026 Bonds have a stated final maturity of July 1, 2060, Sky Capital III will be required to refinance or remarket the Series 2026 Bonds on or prior to January 1, 2031. We intend to use the proceeds, together with other available funds, including draws from the Company’s Term Loan Facility, to (i) finance or refinance, directly or indirectly, all or a portion of the construction, equipping and/or improvement of all or a portion of the 2026 Projects; (ii) fund a deposit to the debt service reserve fund for the Series 2026 Bonds; (iii) pay capitalized interest on the Series 2026 Bonds through January 1, 2029; and (iv) pay the costs of issuance of the Series 2026 Bonds.

Series 2021 Bonds

On September 14, 2021, SHC completed an issuance through the Public Finance Authority (Wisconsin) of $166.3 million of Series 2021 PABs. The Series 2021 Bonds are comprised of three maturities: $21.1 million bearing interest at 4.00%, due July 1, 2036; $30.4 million bearing interest at 4.00%, due July 1, 2041; and $114.8 million bearing interest at 4.25%, due July 1, 2054. The Series 2021 Bond that has a maturity date of July 1, 2036 was issued at a premium, and Sky received bond proceeds that were $0.2 million above its face value. The net proceeds from the issuance of the Series 2021 Bonds proceeds were used to (a) finance or refinance the construction of various aviation facilities consisting of general aviation aircraft hangars and storage facilities located and to be located on the SGR site, the OPF site, the BNA site, the APA site, the DVT site, and following our March 2023 election to reallocate a portion of the net proceeds, the ADS site; (b) fund debt service and other operating expenses such as ground lease expense during the initial construction period; (c) fund deposits to the Debt Service Reserve Fund; and (d) pay certain costs of issuance related to the Series 2021 Bonds.

Term Loan Facility

On September 4, 2025, we entered into a Draw Down Note Purchase And Continuing Covenant Agreement (the “Credit Agreement”) among SH Capital II, the other borrowers party thereto, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger (“JPMorgan” or “Administrative Agent”). The Credit Agreement provides for, among other things, the Term Loan Facility. The Term Loan Facility provides for borrowings up to an aggregate principal amount of $200 million under the Credit Agreement (the “Loans”) to be made by the Lenders from time to time as requested by SH Capital II. The Loans will mature on September 4, 2030, subject to any extensions by the Lenders. The Term Loan Facility may be increased, subject to credit approval, up to an aggregate principal amount of $300 million. Such Loans will bear interest at a rate of 80% of the sum of SOFR and 0.10%, plus 200 basis points. In October 2025, we entered into an interest rate swap (the “Swap Agreement”) for notional amounts of up to $200 million, based on predetermined notional schedule agreement as defined in the Swap Agreement. The Swap Agreement effectively fixes the SOFR component of any Loans at or below the notional schedule made under the Term Loan Facility at approximately 2.65%, or 4.73% inclusive of applicable interest rate spreads, for the five-year term.

The Credit Agreement provides for Loans to be made from time to time by our special purpose subsidiaries of SH Capital II for the construction and operation of hangar project facilities at various airports (the “Hangar Projects”), subject to customary phased eligibility criteria. Loans will be secured by the real estate underlying the Hangar Projects, pledges of equity interests and certain revenues of SH Capital II and the special purpose subsidiaries (the “Term Loan Borrowers”). Sky and Sky Harbour Holdings II LLC, the holding company of SH Capital II, and Sky Harbour Holdings III LLC will guarantee the Term Loan Borrower’s obligations under the Loans pursuant to a Parent Guarantee and a Holdco Guaranty, respectively. In addition, pursuant to a Non-Recourse Carveout Guaranty, we will be required to guarantee the Term Loan Borrowers’ obligations under the Loans in certain limited circumstances such as misconduct by the Term Loan Borrowers or the primary guarantors.

Yorkville Promissory Notes

On December 8, 2025, we issued the Yorkville Promissory Note to Yorkville, in the aggregate principal amount of $15 million. The issue price for the Yorkville Promissory Note was 100% of the aggregate principal amount thereof. The Yorkville Promissory Note accrues interest at a rate of 7.75% per annum (or 18% upon the occurrence of an event of default) and matures on June 8, 2027. Beginning on July 8, 2026, and continuing on the same day of each of the twelve successive months thereafter, we will be required to repay a portion of the outstanding balance of the Yorkville Promissory Note in amounts equal to $1.25 million, with $7.5 million and $7.5 million due during the years ended December 31, 2026 and 2027, respectively.

On January 27, 2026, Sky issued the January 2026 Yorkville Promissory Note to Yorkville, in the aggregate principal amount of $10 million. The issue price for the January 2026 Yorkville Promissory Note was 100% of the aggregate principal amount thereof. The January 2026 Yorkville Promissory Note accrues interest at a rate of 7.75% per annum (or 18% upon the occurrence of an event of default) and matures on June 8, 2027. Beginning on July 8, 2026, and continuing on the same day of each of the twelve successive months thereafter, we will be required to repay a portion of the outstanding balance of the January 2026 Yorkville Promissory Note in an amounts equal to approximately $0.8 million.

Private Placement and Securities Purchase Agreements

2024 Private Placement and Securities Purchase Agreement

On September 16, 2024, we entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) with certain investors (collectively, the “Initial 2024 Investors”) relating to, among other things, the issuance and sale to the Initial 2024 Investors at an initial closing an aggregate of 3,352,106 shares (the “Initial 2024 PIPE Shares”) of our Class A Common Stock for an aggregate purchase price of $31.8 million, and agreed to sell and issue to the Initial 2024 Investors at a second closing, at the option of the Initial 2024 Investors, up to an aggregate of number of shares equal to the number of each such Initial 2024 Investor's Initial 2024 PIPE Shares purchased in the Initial 2024 Closing at the same purchase price of $9.50 per share (the “Second 2024 Closing” and, together with the Initial Closing, the “2024 Financing”). On October 25, 2024, additional investors (the “Additional 2024 Investors” and, together with the Initial 2024 Investors, the “2024 Investors”) each executed a joinder to the 2024 Purchase Agreement, pursuant to which the Additional 2024 Investors agreed to purchase, and we agreed to sell, an aggregate of 603,684 additional shares of Class A Common Stock (the “Additional 2024 PIPE Shares”, and together with the Initial 2024 PIPE Shares, the “First Closing 2024 PIPE Shares”) for an aggregate purchase price of $5.7 million. The initial closing under the 2024 Purchase Agreement occurred on October 25, 2024 (the “Initial 2024 Closing”), and 3,955,790 First Closing 2024 PIPE Shares were issued to the Investors for an aggregate purchase price of $37.6 million. In December 2024, we sold and issued to the 2024 Investors an aggregate of 3,955,790 Second Closing 2024 PIPE Shares for an aggregate purchase price of approximately $37.6 million (the “Second 2024 Closing”). Inclusive of the Initial 2024 Closing, we issued and sold an aggregate of 7,911,580 shares of Class A Common Stock for an aggregate purchase price of approximately $75.2 million. See “Note 13 — Equity” in the Notes to Consolidated Financial Statements for additional information regarding the 2024 Purchase Agreement.

2023 Private Placement and Securities Purchase Agreement

On November 1, 2023, we entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) with certain investors (collectively, the “2023 Investors”), pursuant to which we sold and issued to the 2023 Investors at an initial closing an aggregate of 6,586,154 shares of our Class A Common Stock (the “Initial 2023 PIPE Shares”) and accompanying warrants to purchase up to 1,141,600 shares of Class A Common Stock (the “Initial PIPE Warrants”), for an aggregate purchase price of $42.8 million (the "Initial 2023 Financing"). On November 29, 2023, pursuant to the terms of the 2023 Purchase Agreement, we sold and issued to the 2023 Investors an aggregate of 2,307,692 shares of our Class A Common Stock (the “2023 Additional PIPE Shares” and, together with the 2023 Initial PIPE Shares, the “2023 PIPE Shares”) and accompanying warrants to purchase an aggregate of 400,000 shares of Class A Common Stock (the “Additional PIPE Warrants” and, together with the Initial PIPE Warrants, the “PIPE Warrants”) for an aggregate purchase price of $15.0 million. The aggregate PIPE financing through the 2023 Purchase Agreement totaled approximately $57.8 million, or $6.50 per share.

At-the-Market Facility

On March 27, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, at our sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, we may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. We pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions.  On December 31, 2025, we entered into an Amended and Restated At Market Issuance Sales Agreement (the “A&R ATM Agreement”) with B. Riley and Yorkville Securities, LLC (“Yorkville Securities” and, together with B. Riley, the “Sales Agents”), pursuant to which, among other things, Yorkville Securities was added as an additional sales agent. Pursuant to the A&R ATM Agreement, we may offer and sell, from time to time through the Sales Agents, shares of its Class A Common Stock, having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The material terms and conditions of the ATM Agreement otherwise remain unchanged.

During the year ended December 31, 2025, we sold 20,472 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $13.70. During the year ended December 31, 2024, we sold 79,676 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $13.75. As of December 31, 2025, ATM Shares having an aggregate gross sales price of up to approximately $98.6 million remain available for issuance under the A&R ATM Agreement.

We are not obligated to sell any shares under the A&R ATM Agreement. The offering of shares pursuant to the A&R ATM Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through the Sales Agents, of all of the shares subject to the A&R ATM Agreement and (ii) termination of the A&R ATM Agreement in accordance with its terms. We have made limited sales under the ATM Facility to date and will only do so when our stock price is at prices our Board deems appropriate.

Debt Covenants

The Term Loan Facility contains financial and non-financial covenants, including a debt service coverage ratio, debt service reserve requirements, restricted payments test, and limitations on the sale, lease, or distribution of assets. Commencing three months after the earlier of September 4, 2028 or a trigger date based on substantial completion of certain projects, SH Capital II is required to maintain a historical and projected debt service coverage ratio of no less than 1.25 to 1.00.

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

As of December 31, 2025, we were in compliance with all debt covenants.

Lease Commitments

The Company’s future minimum lease payments required under leases as of December 31, 2025 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026	$7,051	$59
2027	8,780	45
2028	10,204	32
2029	10,837	-
2030	10,928	-
Thereafter	622,537	-
Total lease payments	670,337	136
Less imputed interest	(480,115)	(11)
Total	$190,222	$125

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

Historical Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended
	December 31, 2025	December 31, 2024
Cash and restricted cash at beginning of period	$94,359	$72,266
Net cash used in operating activities	(2,336)	(9,095)
Net cash used in investing activities	(62,330)	(43,907)
Net cash provided by financing activities	7,331	75,095
Cash and restricted cash at end of period	$37,024	$94,359

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

Net cash used in operating activities was approximately $2.3 million for the year ended December 31, 2025, as compared to approximately $9.1 million of net cash used in operating activities for the same period in 2024. The approximately $6.8 million decrease in net cash used in operating activities was primarily attributable to a $8.2 million favorable change in the Company's working capital position, which was primarily driven by a lease extension with a one-time upfront payment of approximately $5.9 million, as well as the timing of collections of accounts receivable and payments of our accounts payable and other accrued expenses. This decrease was offset by an approximately $1.4 million increase in net loss, net of non-cash adjustments. The increase in net loss, net of non-cash adjustments was primarily driven by the impact of increases in headcount at both the corporate and hangar campus level, including start-up expenses incurred in anticipation of commencing operations at DVT, APA, and ADS.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various HBO campus development projects, investment in U.S. Treasury Securities, and acquisition activities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of HBO campus development projects.

Net cash used in investing activities was approximately $62.3 million for the year ended December 31, 2025, compared to net cash used in investing activities of approximately $43.9 million for the same period in 2024. The increase of approximately $18.4 million of net cash used in investing activities was driven primarily by a decrease of approximately $72.0 million in proceeds received from held-to-maturity investments and a $5.6 million increase in capital expenditures during the year ended December 31, 2025 as compared to the year ended December 31, 2024. These were offset by the impact of the CMA asset acquisition during the year ended December 31, 2024, which drove a decrease in cash used by investing activities of approximately $31.7 million and the aggregate impact of our strategy to invest surplus cash in U.S. Treasury securities, which contributed a net increase of cash provided by investing activities of approximately $26.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Financing Activities

Our primary financing activities have consisted of equity capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our HBO campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash provided by financing activities was $7.3 million for the year ended December 31, 2025, compared to $75.1 million for the same period in 2024. The approximately $67.8 million decrease in net cash provided by financing activities was primarily driven by the equity financing completed during the year ended December 31, 2024 as compared to the year ended December 31, 2025. During the year ended December 31, 2024, the Company received approximately $75.2 million of proceeds during the fourth quarter due to the issuance of Class A Common Stock in connection with the 2024 Purchase Agreement. The decrease in cash provided by financing activities was further driven by an increase of debt payments of approximately $5.7 million and an increase in payments of debt issuance costs of $4.9 million for the year ended December 31, 2025 as compared to December 31, 2024. These factors were offset by an approximately $21.1 million increase in proceeds received from the issuance of loan payable for the year ended December 31, 2025 as compared to December 31, 2024.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sky Harbour Group Corporation and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Constructed assets, long-lived assets, and cost of construction – Indicators of Impairment

As of December 31, 2025, the Company had constructed assets and long-lived assets, net of accumulated depreciation, and cost of construction of approximately $349.8 million. As disclosed in Note 2 to the financial statements, the Company monitors events and changes in circumstances representing triggering events that could indicate that the carrying amounts of constructed assets, long-lived assets, and cost of construction may not be recoverable at asset group level. Examples of the types of events and circumstances that would cause management to assess the Company’s constructed assets, long-lived assets, and cost of construction for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used or its physical condition; natural disasters; a change in the projected holding period; significant changes regarding future occupancy; and changes in the local markets or economic conditions. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing projected future cash flows over the anticipated holding period on an undiscounted basis to the carrying amount of the asset. These projected cash flows reflect in-place and projected leasing activity, market revenue and expense growth rates, anticipated holding period, and changes in economic and other relevant conditions.

We identified the evaluation of indicators of impairment as a critical audit matter due to significant judgment made by management in identifying indicators of impairment. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management’s significant assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amounts of constructed assets, long-lived assets, and cost of construction may not be recoverable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied and identifying the existence of any triggering events, including comparing estimated costs to completion to initial budgets, comparing lease occupancy rates at the asset group level, as well as performing trend analysis including revenue and net operating income at the asset group level year over year, and considering if the determination was reasonable considering the past and current economic performance of the airport projects and if consistent with evidence obtained in other areas of the audit. We tested completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management regarding known or expected changes in business conditions, asset utilization, strategic plans, or regulatory or economic factors that could affect the recoverability of constructed assets, long‑lived assets, and cost of construction.

/s/ EisnerAmper

We have served as the Company’s auditor since 2020.

EISNERAMPER LLP

Iselin, New Jersey

March 19, 2026

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Cash	$20,718	$42,442
Restricted cash	16,306	51,917
Investments	-	18,987
Restricted investments	11,453	13,816
Accounts receivable, prepaid expenses, and other assets	14,154	8,624
Cost of construction	60,837	144,900
Constructed assets, net	267,687	110,302
Right-of-use assets	177,955	147,831
Long-lived assets, net	21,356	14,732
Lease intangible assets, net	2,710	3,005
Total assets	$593,176	$556,556

Liabilities and equity
Accounts payable, accrued expenses, and other liabilities	$37,360	$27,655
Operating lease liabilities	190,222	152,797
Bonds payable, net of unamortized debt issuance costs and premiums	162,815	162,621
Loans payable and finance lease liabilities	20,544	7,535
Warrants liability	10,269	46,130
Total liabilities	421,210	396,738

Commitments and contingencies (Note 20)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of December 31, 2025; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 33,989,673 and 33,456,227 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,046,356 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	173,514	168,634
Accumulated deficit	(45,774)	(64,592)
Accumulated other comprehensive income	-	53
Total Sky Harbour Group Corporation stockholders’ equity	127,747	104,102

Non-controlling interests	44,219	55,716
Total equity	171,966	159,818

Total liabilities and equity	$593,176	$556,556

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended
	December 31, 2025	December 31, 2024
Revenue:
Rental revenue	$21,588	$12,700
Fuel revenue	5,952	2,061
Total revenue	27,540	14,761

Expenses:
Campus operating expenses	8,682	3,953
Fuel expenses	3,315	555
Ground lease expenses	13,459	8,564
Depreciation and amortization	6,294	2,706
Pursuit and marketing expenses	2,309	2,027
Employee compensation and benefits	17,255	13,882
General and administrative expenses	4,253	3,488
Total expenses	55,567	35,175

Operating loss	(28,027)	(20,414)

Other (income) expense:
Interest expense, net of capitalized interest	1,359	715
Other (income) expense	(846)	(1,961)
Unrealized (gain) loss on warrants	(35,861)	34,515
Total other (income) expense	(35,348)	33,269

Net income (loss)	$7,321	$(53,683)

Net loss attributable to non-controlling interests	(11,497)	(8,452)
Net income (loss) attributable to Sky Harbour Group Corporation shareholders	$18,818	$(45,231)

Earnings (loss) per share
Basic	$0.56	$(1.76)
Diluted	$0.09	$(1.76)
Weighted average shares
Basic	33,828	25,742
Diluted	77,774	25,742

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended
	December 31, 2025	December 31, 2024
Net income (loss)	$7,321	$(53,683)
Unrealized gains on available-for-sale securities	70	556
Realized gains on available-for-sale securities reclassified to the consolidated statements of operations	(123)	(815)
Total other comprehensive income (loss)	$7,268	$(53,942)

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Class A		Class B		Additional		Accumulated Other	Total	Non-
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2023	24,165,523	$2	42,046,356	$4	$88,198	$(19,361)	$312	69,155	$63,091	132,246
Share-based compensation	-	-	-	-	3,737	-	-	3,737	181	3,918
Vesting of restricted stock units	406,661	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(120,886)	-	-	-	(1,443)	-	-	(1,443)	-	(1,443)
Exchange of Sky Incentive Units	751,485	-	-	-	280	-	-	280	(280)	-
Issuance of stock through ATM Facility, net of equity issuance costs	79,676	-	-	-	1,071	-	-	1,071	-	1,071
Issuance of PIPE Shares, net of equity issuance costs	7,911,580	1	-	-	74,572	-	-	74,573	-	74,573
Exercise of warrants	262,188	-	-	-	3,445	-	-	3,445	-	3,445
Assumption of Overflow NCI partnership interests	-	-	-	-	(1,226)	-	-	(1,226)	1,176	(50)
Other comprehensive income (loss)	-	-	-	-	-	-	(259)	(259)	-	(259)
Net loss	-	-	-	-	-	(45,231)	-	(45,231)	(8,452)	(53,683)
Balance at December 31, 2024	33,456,227	3	42,046,356	4	168,634	(64,592)	53	104,102	55,716	159,818
Share-based compensation	-	-	-	-	5,694	-	-	5,694	75	5,769
Vesting of restricted stock units	389,868	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(122,894)	-	-	-	(1,535)	-	-	(1,535)	-	(1,535)
Payment of equity issuance costs	-	-	-	-	(85)	-	-	(85)	-	(85)
Exchange of Sky Incentive Units	196,000	-	-	-	75	-	-	75	(75)	-
Issuance of stock through ATM Facility, net of equity issuance costs	20,472	-	-	-	281	-	-	281	-	281
Shares issued as debt issuance costs	50,000	-	-	-	450	-	-	450	-	450
Other comprehensive income (loss)	-	-	-	-	-	-	(53)	(53)	-	(53)
Net income (loss)	-	-	-	-	-	18,818	-	18,818	(11,497)	7,321
Balance at December 31, 2025	33,989,673	$3	42,046,356	$4	$173,514	$(45,774)	$-	$127,747	$44,219	$171,966

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net loss	$7,321	$(53,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,380	2,706
Amortization of debt issuance costs	348	-
Equity-based compensation	5,769	3,918
Straight-line rent adjustments, net	(980)	(109)
Non-cash operating lease expense	7,301	4,651
Loss on disposition assets, net	121	30
Loss on extinguishment of loans payable	13	-
Unrealized (gain) loss on warrants	(35,861)	34,515
Realized gain on available for sale investments	(112)	(307)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other assets	(166)	(1,108)
Right-of-use asset initial direct costs	-	(17)
Accounts payable, accrued expenses, and other liabilities	7,530	309
Net cash used in operating activities	(2,336)	(9,095)

Cash flows from investing activities:
Purchases of long-lived assets	(9,509)	(2,262)
Payments for cost of construction	(74,665)	(76,287)
Proceeds from disposition of long-lived assets	563	11
Investment in notes receivable, net	(121)	(1,000)
Net cash (used in) provided by acquisition of business	-	(31,683)
Purchases of available for sale investments	(201,370)	(244,687)
Proceeds from available for sale investments	220,416	237,614
Proceeds from held-to-maturity investments	2,356	74,387
Net cash used in investing activities	(62,330)	(43,907)

Cash flows from financing activities:
Proceeds from issuance of PIPE Shares	-	75,160
Proceeds from exercise of warrants	-	3,015
Proceeds from ATM facility	281	1,094
Proceeds from issuance of loan payable	21,077	-
Payments for debt issuance costs	(4,886)	-
Payments for equity issuance costs	(90)	(955)
Payments of loans payable	(7,516)	(1,776)
Payments of employee taxes related to vested equity awards	(1,535)	(1,443)
Net cash provided by financing activities	7,331	75,095

Net (decrease) increase in cash and restricted cash	(57,335)	22,093

Cash and restricted cash, beginning of year	94,359	72,266

Cash and restricted cash, end of year	$37,024	$94,359

See accompanying Notes to Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of December 31, 2025, SHG owned approximately 44.7% of the Sky Common Units, and the prior holders of Sky’s Existing Common Units (the “LLC Interests”) owned approximately 55.3% of the Sky Common Units and control the Company through their ownership of the Class B Common Stock, $0.0001 par value (“Class B Common Stock”) of the Company.

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

Cash and Restricted Cash

The Company’s cash and restricted cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit. To date, the Company has not experienced any losses on its cash deposits. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. The Company classifies all highly liquid investments, with the exception of U.S. Treasury securities, purchased with an original maturity of three months or less as cash or restricted cash.

Pursuant to the Company’s bond offering described in Note 11 — Bonds Payable, Loans Payable, and Interest, various restricted trust bank accounts were established at a major financial institution. Such trust bank accounts are included in Restricted cash and Restricted investments on the consolidated balance sheet as of December 31, 2025 and December 31, 2024.

Investments

Investments of the Company's cash in various U.S. Treasury securities have been classified as available-for-sale and are carried at estimated fair value utilizing Level 1 inputs as determined based upon quoted market prices on active markets.

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

Restricted Investments Held-to-Maturity

Pursuant to provisions within the Master Indenture of the Series 2021 Bonds, as defined in Note 11 — Bonds Payable, Loans Payable, and Interest, the Company invests the funds held in the restricted trust bank accounts in various U.S. Treasury securities. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities based upon quoted market prices on active markets.

Unrealized losses on certain of the Company's investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the years ended  December 31, 2025 and December 31, 2024. The Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost.

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

Impairment of long-lived assets

The Company’s constructed assets, long-lived assets, and cost of construction are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment analyses are based on, in part, the Company’s current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimates of fair value are determined using discounted cash flow models, which consider, among other things, anticipated holding periods, current market conditions and utilize unobservable quantitative inputs, including appropriate capitalization and discount rates. If the estimates of the projected future cash flows, anticipated holding periods, or market conditions change, evaluation of impairment losses may be different and such differences could be material to the consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and other factors that could differ materially from actual results.

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

The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for both of the years ended December 31, 2025 and 2024. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. See Note 17 — Commitments and Contingencies.

Warrants liability

The Company accounts for the warrants assumed in the Yellowstone Transaction and the warrants sold and issued in connection with the 2023 Purchase Agreement (as defined in Note 12 — Warrants) in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), under which warrants that do not meet the criteria for equity classification and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities carried at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized as an unrealized gain or loss in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company did not derive 10% or more of its revenue from any single tenant.

Advertising Costs

The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing costs recognized as pursuit and marketing expenses totaled approximately $0.3 million for the year ended December 31, 2025, and approximately $0.4 million for the year ended December 31, 2024.

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

Recently Adopted Accounting Pronouncements

Income Taxes (Topic 740)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update applied to all entities that are subject to Topic 740, Income Taxes. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this update are effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted ASU 2023-09 effective January 1, 2025.

Recently Issued Accounting Pronouncements

Disaggregation of Income Statement Expenses (Subtopic 220-40)

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose in the notes to financial statements specific categories within relevant expense captions presented on the face of the income statement. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

Interim Reporting Requirements (Topic 270)

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU intends to improve the navigability of the guidance in ASC 270, Interim Reporting (“ASC 270”), and clarifies when it applies. The ASU also provides additional guidance on what disclosures should be provided in interim reporting periods and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have had material impact on the entity. The guidance is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted and entities may apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

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

The following tables are summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of  December 31, 2025 and  December 31, 2024:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$-	$-	$-	$-
Total investments	$-	$-	$-	$-

Restricted investments, held-to-maturity:
U.S. Treasuries	11,453	55	-	11,508
Total restricted investments	$11,453	$55	$-	$11,508

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments, available for sale:
U.S. Treasuries	$18,934	$53	$-	$18,987
Total investments	$18,934	$53	$-	$18,987

Restricted investments, held-to-maturity:
U.S. Treasuries	13,816	85	(353)	13,548
Total restricted investments	$13,816	$85	$(353)	$13,548

The following table sets forth the maturity profile of the Company's investments and restricted investments as of December 31, 2025:

	Investments	Restricted Investments
Due within one year	$-	$11,453
Due one year through five years	-	-
Total	$-	$11,453

5.	Cost of Construction and Constructed Assets

Constructed assets, net, and cost of construction, consists of the following:

	December 31, 2025	December 31, 2024
Constructed assets, net of accumulated depreciation:
Buildings: ADS Phase I, APA Phase I, BNA, CMA, DVT Phase I, OPF Phase I, SGR, and SJC Renovation	$277,473	$115,151
Accumulated depreciation	(9,786)	(4,849)
	$267,687	$110,302
Cost of construction:
ADS Phase II, BDL Phase I, HIO Phase I, IAD Phase I, OPF Phase II, ORL Phase I, POU Phase I, PWK Phase I, SLC Phase I, and TTN Phase I	$60,837	$144,900

Constructed assets are being depreciated over a weighted-average useful life of approximately 47.6 years. Depreciation expense for the years ended December 31, 2025 and 2024 totaled approximately $4.9 million and $1.9 million, respectively.

6.	Long-lived Assets

Long-lived assets, net, consists of the following:

	December 31, 2025	December 31, 2024
Ground support equipment	$2,882	$1,644
Machinery and equipment	7,719	4,903
Buildings	7,993	5,434
Land	1,620	1,620
Other equipment and fixtures	1,899	966
Purchase deposits and construction in progress	2,658	2,380
	24,771	16,947
Accumulated depreciation	(3,415)	(2,215)
	$21,356	$14,732

Long-lived assets are being depreciated over a weighted-average use life of approximately 12.2 years. Depreciation expense for the years ended December 31, 2025 and 2024 totaled approximately $1.2 million and $0.8 million, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled approximately $0.7 million and $0.5 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024, long-lived assets included approximately $2.7 million and $2.4 million, respectively, of purchase deposits towards long-lived assets which are not being depreciated as the assets have not been placed into service.

7.	Lease Intangible Assets

Lease intangible assets, net, consists of the following:

	December 31, 2025	December 31, 2024
Acquired in-place leases	$1,878	$1,878
Above market leases	1,151	1,151
	3,029	3,029
Accumulated amortization	(319)	(24)
	$2,710	$3,005

Lease intangible assets are being amortized over a weighted-average use life of approximately 9.3 years. Amortization expense for the years ended December 31, 2025 and 2024 totaled approximately $0.3 million and less than $0.1 million, respectively.

Estimated amortization of the respective intangible lease assets as of December 31, 2025 for each of the five succeeding years and thereafter is as follows:

Year Ending December 31,	Acquired In-Place Leases	Above Market Leases
2026	$191	$104
2027	191	104
2028	191	104
2029	191	104
2030	191	104
Thereafter	715	520
Total	$1,670	$1,040

8.	Accounts Payable, Accrued Expenses, and Other Liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	December 31, 2025	December 31, 2024
Costs of construction	$18,442	$14,267
Employee compensation and benefits	2,017	2,746
Interest	3,889	3,474
Professional fees	851	1,149
Property taxes	444	969
Tenant rent received in advance	6,500	390
Tenant security deposits	1,536	1,036
Other	3,681	3,624
	$37,360	$27,655

9.	Leases — Lessee

The table below summarizes operating lease expense for the years ended December 31, 2025 and December 31, 2024 recorded in the captions within our consolidated statement of operations:

	Year Ended
	December 31, 2025	December 31, 2024
Ground lease expenses	$13,459	$8,564
Fuel expenses	619	270
General and administrative expenses	144	111
Total operating lease expense	$14,222	$8,945

The Company’s long-term ground leases have remaining terms ranging between 18 to 71 years, including options for the Company to extend the terms. These leases expire between 2044 and 2097, which include all lease extension options available to the Company. Certain of the Company's ground leases contain options to lease additional parcels of land at the Company's option within a specified period of time. In addition to the Company’s ground leases, the Company has operating leases for office space and ground support vehicles, and finance leases for vehicles supporting operations at our pre-engineered metal building subsidiary.

In March 2024, the Company, through an indirect, wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “SJC Lease”) at SJC with the City of San Jose. The SJC Lease covers approximately 7 acres of property that contains an approximately 38,000 square foot hangar, approximately 19,000 square feet of office space, and approximately 108,000 square feet of apron and ramp space. The property at SJC includes additional land on which the Company intends to develop approximately 28,000 square feet of additional hangar space. The initial term of the SJC Lease will be 20 years from  May 1, 2024, and contains a mutual option to extend the SJC Lease an additional 5 years following the expiration of the initial term.

In March 2024, the Company, through an indirect, wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “ORL Lease”) at ORL with the Greater Orlando Aviation Authority (“GOAA”). The ORL Lease covers a parcel containing approximately 20 acres of land at ORL. The initial term of the ORL Lease will be 30 years from expiration of construction period, with lease payments commencing contemporaneously with the term. The ORL Lease contains options exercisable by the Company to extend the ORL Lease an additional 20 years based on the Company's total expenditures in subsequent phases at ORL.

In May 2024, the Company, through an indirect, wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “IAD Lease”) at IAD with the Metropolitan Washington Airports Authority (“MWAA”). The IAD Lease covers approximately 18 acres of property at IAD. The initial term of the IAD Lease will be approximately 50 years and expire on March 31, 2074, and contains an option exercisable by the Company to extend the IAD Lease an additional 10 years following the expiration of the initial term. The property covered by the IAD Lease is split between two parcels, with rent payments associated with the first parcel (“IAD Phase I”) commencing the earlier of certificate of occupancy or 36 months from the issuance of permits for IAD Phase I, and rent payments associated with the second parcel (“IAD Phase II”) commencing the earlier of issuance of permits for IAD Phase II or five years from certificate of occupancy associated with IAD Phase I. The IAD Lease requires the Company to commence construction related to IAD Phase II within five years of the receipt of the certificate of occupancy for IAD Phase I.

In August 2024, the Company, through an indirect, wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “SLC Lease”) at Salt Lake City International Airport (“SLC”) with the Salt Lake City Corporation. The SLC Lease covers approximately 8.4 acres of property at SLC. The initial term of the SLC Lease will be 30 years from the earlier of certificate of occupancy or 24 months from the expiration of the diligence period, as defined in the SLC Lease, with lease payments commencing contemporaneously with the term. The SLC Lease contains two options exercisable by the Company to extend the SLC Lease for an additional 20 years following the expiration of the initial term.

In December 2024, the Company, through an indirect, wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “TTN Lease”) at Trenton-Mercer Airport (“TTN”) with the County of Mercer, New Jersey. The TTN Lease covers approximately 10 acres of property at TTN. The initial term of the TTN Lease will be 30 years from the earlier of certificate of occupancy or 36 months from the lease commencement date, as defined in the TTN Lease, with lease payments commencing contemporaneously with the term. The TTN Lease contains an option exercisable by the Company to extend the TTN Lease for an additional 20 years following the expiration of such initial term.

In  January 2025, the Company executed a lease amendment with respect to its ground lease at APA to add an approximately 1 acre parcel of land to the existing lease (the “APA Lease Amendment”). The land associated with the APA Lease Amendment became immediately available for possession in January 2025 and is co-terminus with the other parcels covered by the Company’s ground lease at APA.

In  April 2025, the Company, through an indirect, wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “HIO Lease”) at Hillsboro Airport (“HIO”) with the Port of Portland. The HIO Lease covers approximately 13 acres of property at HIO. The initial term of the HIO Lease will be 35 years from the later of certificate of occupancy or 18 months from the expiration of the diligence period, as defined in the HIO Lease, with lease payments commencing contemporaneously with the term. The HIO Lease contains an option exercisable by the Company to extend the HIO Lease for an additional 10 years following the expiration of the initial term.

In  April 2025, the Company, through an indirect, wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “SWF Lease”) at New York Stewart International Airport (“SWF”) with the Port Authority of New York and New Jersey. The SWF Lease covers approximately 16 acres of property at SWF. The initial term of the SWF Lease will be 30 years, with lease payments commencing on the earlier of hangar occupancy or 36 months from the receipt of certain environmental approvals. The SWF Lease contains three options exercisable by the Company to extend the SWF Lease for an additional total of 15 years following the expiration of the initial term.

In  October 2025, the Company, through an indirect, wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “LGB Lease”) at Long Beach Airport (“LGB”) with the City of Long Beach, California. The LGB Lease covers approximately 17 acres of property at LGB. The initial term of the LGB Lease will be 50 years beginning 18 months after the effective date, with lease payments commencing contemporaneously with the term.

In  December 2025, the Company, through an indirect, wholly-owned subsidiary of the Company, entered into a ground lease agreement (the “FTW Lease”) at Fort Worth Meacham International Airport (“FTW”) with the City of Fort Worth. The FTW Lease covers approximately 4.5 acres of property at FTW. The initial term of the FTW Lease will be 40 years, with lease payments commencing immediately upon execution of the lease.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Year ended
	December 31, 2025	December 31, 2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$6,482	$4,223
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	31	26

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term in years	December 31, 2025	December 31, 2024
Operating leases
Ground leases - Unimproved at commencement	52.5	54.6
Ground leases - Existing improvements	30.1	31.0
Equipment leases	7.8	5.2
Office Leases	0.1	1.1
All operating leases	44.9	44.6
Finance leases	2.5	1.9

Weighted Average Discount Rate
Operating leases
Ground leases - Unimproved at commencement	5.79%	5.45%
Ground leases - Existing improvements	5.18%	5.18%
Equipment leases	5.51%	5.46%
Office Leases	4.82%	4.82%
All operating leases	5.68%	5.39%
Finance leases	6.75%	4.98%

The Company’s future minimum lease payments required under leases as of  December 31, 2025 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026	$7,051	$59
2027	8,780	45
2028	10,204	32
2029	10,837	-
2030	10,928	-
Thereafter	622,537	-
Total lease payments	670,337	136
Less imputed interest	(480,115)	(11)
Total	$190,222	$125

10.	Leases — Lessor

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  December 31, 2025:

Year Ending December 31,	Operating Leases
2026	$21,625
2027	15,675
2028	11,053
2029	5,153
2030	3,801
Thereafter	13,382
Total	$70,689

The amounts presented above exclude tenant variable payments, rental escalations that are not fixed, or future rental revenue from the renewal or replacement of existing tenant leases.

Variable payments consist of recoveries from tenants for common area maintenance, utilities, and operating expenses of the property, and various other fees, including fees associated with the delivery of aircraft fuel, late fees, short-term rentals, and lease termination fees. Variable payments are charged based on the terms and conditions included in the respective tenant leases and are recognized in the same period as the expenses are incurred.

The table below sets forth a summary of variable payments for the years ended December 31, 2025 and 2024 recorded in the captions within our consolidated statement of operations:

	Year ended
	December 31, 2025	December 31, 2024
Variable payments included in rental revenue	$1,568	$887
Variable payments included in fuel revenue	2,766	1,876
Total variable payments included in revenue	$4,334	$2,763

As of December 31, 2025 and December 31, 2024, the deferred rent receivable included in accounts receivable, prepaid expenses, and other assets was approximately $1.5 million and $0.6 million, respectively. Rent received in advance represents tenant payments received prior to the contractual due date, and is included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet. Rent received in advance was approximately $6.5 million and $0.4 million as of December 31, 2025 and December 31, 2024, respectively.

11.	Bonds payable, loans payable and interest

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

The Company was in compliance with all debt covenants as of December 31, 2025. As of December 31, 2025 and December 31, 2024, the fair value of the Company's Series 2021 Bonds was approximately $140.8 million and $143.8 million, respectively. The fair value of the Company's bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets.

The following table summarizes the Company’s Bonds payable as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Bonds payable:
Series 2021 Bonds Principal	$166,340	$166,340
Premium on bonds	249	249
Bond proceeds	166,589	166,589
Debt issuance costs	(4,753)	(4,753)
Accumulated amortization of debt issuance costs and accretion bond premium	979	785
Total Bonds payable, net	$162,815	$162,621

Tax-Exempt Warehouse Facility

On  September 4, 2025, Sky Harbour Capital II LLC (“SH Capital II”), an indirect, wholly-owned subsidiary of the Company, entered into a Draw Down Note Purchase And Continuing Covenant Agreement (the “Credit Agreement”), among SH Capital II, the other borrowers party thereto, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger (“JPMorgan” or “Administrative Agent”). The Credit Agreement provides for, among other things, a term loan facility in an aggregate principal amount of up to $200 million (the “Term Loan Facility”) at any one time outstanding. The Term Loan Facility provides for borrowings under the Credit Agreement (the “Loans”) to be made by the Lenders from time to time as requested by SH Capital II. The Lenders will make funds available to the Term Loan Borrowers (as defined below) through the purchase of notes issued by the Issuer (as defined below) pursuant to the Loan and Security Agreement (as defined below) so that the Issuer  may fund the Loans to Borrowers. The Loans will mature on  September 4, 2030, subject to any extensions by the Lenders. The Term Loan Facility  may be increased, subject to credit approval, up to an aggregate principal amount of $300 million.

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

In  October 2025, the Company entered into an interest rate swap (the “Swap Agreement”) for notional amounts of up to $200 million, based on predetermined notional schedule agreement as defined in the Swap Agreement. The Swap Agreement effectively fixes the SOFR component of any loans at or below the notional schedule made under the Term Loan Facility at approximately 2.65%, or 4.73% inclusive of applicable interest rate spreads, for the five-year term. The fair value of the Swap Agreement was immaterial as of December 31, 2025.

As of   December 31, 2025, there were no loans outstanding under the Term Loan Facility.

Yorkville Promissory Note

On December 8, 2025, Sky issued a non-convertible, unsecured promissory note to YA II PN, Ltd., a Cayman Islands exempt limited company, or its registered assigns (“Yorkville”), in the aggregate principal amount of $15 million (the “Yorkville Promissory Note”). The issue price for the Yorkville Promissory Note was 100% of the aggregate principal amount thereof.

The Yorkville Promissory Note accrues interest at a rate of 7.75% per annum (or 18% upon the occurrence of an event of default) and matures on June 8, 2027. Beginning on July 8, 2026, and continuing on the same day of each of the twelve successive months thereafter, Sky shall repay a portion of the outstanding balance of the Yorkville Promissory Note in amounts equal to $1.25 million, with $7.5 million and $7.5 million due during the years ended December 31, 2026 and 2027, respectively. The obligations of Sky under the Yorkville Promissory Note are guaranteed by the Company pursuant to a separate guaranty agreement between the Company and Yorkville. The Yorkville Promissory Note contains customary representations and warranties by Sky and the Company and customary events of default. The proceeds of the Yorkville Promissory Note may be used for working capital and general corporate purposes.

On December 15, 2025, in connection with and pursuant to the Yorkville Promissory Note, the Company issued 50,000 shares of the Company’s Class A Common Stock to Yorkville.

Vista Loan and Guaranty Agreement

On December 4, 2025, Stratus Building Systems, Inc. (“Stratus”) and Overflow Ltd. (“Overflow”, and together with Stratus, the “Stratus Borrowers”), both indirect, wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (the “2025 Vista Loan”) with Vista Bank (“Vista”) to refinance the Stratus Borrowers' maturing term loan with Vista (the “2020 Vista Loan”) and certain of Stratus' equipment loans (the “Refinanced Equipment Loans”) then outstanding. The aggregate principal balance of the 2025 Vista Loan was approximately $6.1 million, which can be increased to an aggregate principal balance not to exceed $9.5 million beginning December 31, 2026, subject to the Stratus Borrowers meeting a Fixed Charge Coverage Ratio (the “Vista FCCR”) of not less than 1.40 to 1.00 and other customary covenants. In connection with the 2025 Vista Loan, Sky and Vista entered into a guaranty agreement whereby all of the Stratus Borrowers’ obligations under the Vista Loan will be guaranteed by Sky.

Prior to January 31, 2027, the 2025 Vista Loan bears monthly interest at a rate of the greater of (i) the sum of the U.S. Prime Rate and 0.25% or (ii) 5.0%. Beginning on  February 1, 2027, the 2025 Vista Loan will bear fixed interest at a rate of the greater of (i) the sum of the 30-day term SOFR rate and 2.25% or (ii) 5.0%. The 2025 Vista Loan matures December 4, 2035.

In connection with the 2025 Vista Loan, the Company recognized an immaterial loss on extinguishment of debt associated with the Refinanced Equipment Loans.

Loans Payable and Finance Leases

The following table summarizes the Company's loans payable and finance lease liabilities as of December 31, 2025 and December 31, 2024:

		December 31, 2025		December 31, 2024
	Maturity Dates	Weighted-Average Interest Rates	Balance	Weighted-Average Interest Rates	Balance
2020 Vista Loan	December 2025	-	$-	$8.43%	$7,224
2025 Vista Loan	December 2035	7.25%	6,090	-	-
Yorkville Promissory Note	June 2027	7.75%	15,000	-	-
Equipment loans	August 2026 - September 2028	3.79%	9	8.01%	270
Finance leases	August 2026 - July 2027	5.98%	125	5.00%	41
Total principal amount of loans payable and finance leases		7.53%	21,224	8.39%	7,535
Less: unamortized debt issuance costs			(680)		-
Total Loans payable and finance leases			$20,544		$7,535

The Company’s contractual principal payments required under its bonds payable and loans payable as of  December 31, 2025 was as follows:

Year Ending December 31,	Contractual Principal Payments
2026	$7,613
2027	7,593
2028	98
2029	105
2030	113
Thereafter	171,916
Total	$187,438

Interest

The following table sets forth the details of interest expense:

	Year ended
	December 31, 2025	December 31, 2024
Interest	$7,645	$7,655
Commitment fees	357	-
Accretion of bond premium and amortization of debt issuance costs	491	201
Total interest incurred	8,493	7,856
Less: capitalized interest	(7,134)	(7,141)
Interest expense	$1,359	$715

12.	Warrants

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

No Warrants were exercised during the year ended December 31, 2025. During the year ended December 31, 2024, 262,188 Warrants were exercised, resulting in approximately $3.0 million of proceeds. As of December 31, 2025, 15,798,155 Warrants remain outstanding.

The closing price of the Warrants was $0.65 and $2.92 per warrant on December 31, 2025 and December 31, 2024, respectively. The aggregate fair value of the Warrants was approximately $10.3 million and $46.1 million as of December 31, 2025 and December 31, 2024, respectively. During the years ended December 31, 2025 and December 31, 2024, the Company recorded an unrealized gain of approximately $35.9 million and an unrealized loss of approximately $34.5 million, respectively, associated with the change in fair value of the Warrants.

13.	Equity

Common Equity

As of December 31, 2025, there were 33,989,673 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

On December 31, 2025, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “A&R ATM Agreement”) with B. Riley and Yorkville Securities, LLC (“Yorkville Securities” and, together with B. Riley, the “Sales Agents”), pursuant to which, among other things, Yorkville Securities was added as an additional sales agent. Pursuant to the A&R ATM Agreement, the Company may offer and sell, from time to time through the Sales Agents, shares of its Class A Common Stock, having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The material terms and conditions of the ATM Agreement otherwise remain unchanged.

During the year ended December 31, 2025, the Company sold 20,472 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $13.70. During the year ended December 31, 2024, the Company sold 79,676 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $13.75. As of December 31, 2025, ATM Shares having an aggregate gross sales price of up to approximately $98.6 million remain available for issuance under the A&R ATM Agreement.

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

The 2024 Purchase Agreement provided that, at any time prior to the Initial 2024 Closing, and at the sole discretion of the Company, additional investors (the “Additional 2024 Investors” and, together with the Initial 2024 Investors, the “2024 Investors”) could execute a joinder to the 2024 Purchase Agreement pursuant to which they would agree to purchase additional shares of Class A Common Stock (the “Additional 2024 PIPE Shares”) in the Initial 2024 Closing, along with the option to purchase Second Closing 2024 PIPE Shares.

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

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of December 31, 2025 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares on the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of December 31, 2025, the LLC interests owned approximately 55.3% of the Sky Common Units outstanding.

The former majority shareholder's ownership in Overflow was presented as a non-controlling interest within the Equity section of the consolidated balance sheet. On December 31, 2024, the Company assumed the former majority shareholder's ownership interest in Overflow for no consideration.

14.	Equity Compensation

On January 25, 2022, the Company's 2022 Incentive Award Plan (the “2022 Incentive Award Plan”) became effective following approval by the Company's shareholders. The 2022 Incentive Award Plan provides for grants of stock-based compensation awards, including without limitation, non-qualified stock options, incentive stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, incentive unit awards other stock or cash based awards and dividend equivalent awards. Employees, officers, and consultants of the Company or any parent or affiliate, including Sky, or any non-employee director of the Company’s Board of Directors are eligible to receive awards under the 2022 Incentive Award Plan. An aggregate of approximately 6.2 million shares of Class A Common Stock are issuable pursuant to the 2022 Incentive Award Plan.

Restricted Stock Units (“RSUs”)

On an annual basis, the Company grants RSUs which have time-based conditions and are classified as equity awards. During the year ended December 31, 2025, the Company granted 437,930 time-based awards at a grant date fair value of $11.15 in  February 2025 and granted 60,634 time-based awards at a grant date fair value of $9.77 in  June 2025. During the year ended December 31, 2024, the Company granted 430,002 time-based RSUs to certain employees under the Company’s 2022 Incentive Award Plan at a weighted average grant date fair value of $12.33. The RSUs granted will vest ratably over a four-year period beginning on the first anniversary of the respective grant date and ending on the fourth anniversary of the respective grant. All RSUs were valued at their fair market value, which was the closing price of the Company's stock on the date of the grant.

The following tables presents a summary of RSU activity for the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	871,732	$6.65
RSUs Granted	430,002	12.33
RSUs Vested	(406,042)	6.89
RSUs Forfeited	(6,746)	11.71
Unvested as of December 31, 2024	888,946	$9.17
RSUs Granted	498,564	10.98
RSUs Vested	(474,199)	9.05
RSUs Forfeited	(29,558)	11.08
Unvested as of December 31, 2025	883,753	$10.20

During the years ended December 31, 2025 and 2024, the Company recognized stock compensation expense of approximately $4.9 million and $3.4 million, respectively, associated with the RSUs within employee compensation and benefits within the consolidated statement of operations. The stock compensation expenses recognized for the year ended December 31, 2025 is inclusive of the recognition of approximately $0.7 million of expense associated with the accelerated vesting of unvested RSUs upon the departure of the Company's former Chief Operating Officer. The unrecognized compensation costs associated with all unvested RSUs at December 31, 2025 was approximately $7.3 million that is expected to be recognized over a weighted-average future period of 2.5 years.

Non-qualified Stock Options (“NSOs”)

During the year ended December 31, 2025, the Company granted to certain employees options to purchase 686,647 shares of Class A Common Stock at an exercise price of $11.07 under the Company’s 2022 Incentive Award Plan. During the year ended December 31, 2024, the Company granted to certain employees options to purchase 438,781 shares of Class A Common Stock at an exercise price of $11.63 under the Company's 2022 Incentive Award Plan. The NSOs vest ratably over a four-year period beginning on the sixth anniversary of the grant date and have a term of 10 years. All NSOs are valued using a Black -Scholes pricing model.

The following tables presents a summary of NSO activity for the years ended December 31, 2025 and 2024:

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	-	$-	$-
NSOs Granted	438,781	11.63	7.32
NSOs Exercised	-	-	-
NSOs Forfeited and expired	-	-	-
Outstanding as of December 31, 2024	438,781	$11.63	$7.32
NSOs Granted	686,647	11.07	6.33
NSOs Exercised	-	-	-
NSOs Forfeited and expired	-	-	-
Outstanding as of December 31, 2025	1,125,428	$11.29	$6.72

During the years ended  December 31, 2025 and 2024, the Company recognized stock compensation expense of approximately $0.8 million and $0.3 million, respectively, associated with all NSO awards. The unrecognized compensation costs associated with all unvested NSOs at December 31, 2025 was approximately $6.5 million that is expected to be recognized over a weighted-average future period of 7.7 years.

Sky Incentive Units

The Company recognized equity-based compensation expense relating to awarded equity units of Sky (the “Sky Incentive Units”) of approximately $0.1 million and $0.2 million for the years ended December 31, 2025, and December 31, 2024, respectively. Expense associated with the Sky Incentive Units is recorded within employee compensation and benefits within the statement of operations, and as a component of the non-controlling interest in the consolidated statement of changes in stockholders’ equity. As of  December 31, 2025, there was no unrecognized compensation expense associated with the Sky Incentive Units.

15.	Income Taxes

We are subject to taxation in all jurisdictions in which we operate that impose an income tax on our business activities. The current and deferred federal and state income tax expense was $0 for each of the years ended December 31, 2025 and 2024.

We adopted ASU 2023-09 Income Taxes (Topic 740): Improvements To Income Tax Disclosures on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

	Year Ended December 31,
	2025
	Amount	Tax Rate
Income tax at federal statutory rate	$7,102	21.0%
State income tax, net of federal taxes	-	0.0%
Nontaxable or nondeductible items
Unrealized gain on warrants	(7,530)	(22.3)%
Stock-based compensation	370	1.1%
Change in valuation allowance	175	0.5%
Other adjustments
Difference between book and tax capital accounts	(518)	(1.5)%
Provision to return adjustments	399	1.2%
Effective tax rate	$-	0.0%

A reconciliation of the statutory federal income tax expense to the income tax expense (benefit) prior to income (loss) attributable to non-controlling interests from continuing operations at December 31, 2024 is as follows:

For the Year Ended December 31,
2024
Income tax benefit at the federal statutory rate of 21%	$(11,273)
State income tax benefit, net of federal benefit	(183)
Unrealized loss on warrants	7,248
Stock-based compensation	(384)
Income taxed to non-controlling interests	1,465
Other, net	(379)
Change in valuation allowance	3,506
Total income tax benefit	$-

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the years ended December 31, 2025 and 2024. The effective income tax rate for the year ended December 31, 2025 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Components of the Company’s deferred tax assets at December 31, 2025 and December 31, 2024 are as follows:

	For the Year Ended December 31,
	2025	2024
Deferred tax assets:
Amortization	$22	$22
Difference between book and tax capital accounts	95	495
Accounts receivable, prepaid expenses, and other assets	-	140
Lease liability	26	9
Net operating loss carryforwards	8,266	7,058
Valuation allowance	(7,441)	(7,187)
Total deferred tax assets	$968	$537

Deferred tax liabilities:
Long-lived assets	(920)	(529)
Right-of-use assets	(40)	(8)
Other	(8)	-
Total deferred tax liabilities	$(968)	$(537)
Total	$-	$-

The realization of deferred tax assets, including net operating loss carryforwards ("NOLs"), is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards, and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. For the year ended December 31, 2025, we recorded a full valuation allowance due to historical losses before income taxes which reduced management's ability to rely on future expectations of income.

As of December 31, 2025, we have available federal tax operating loss carryforwards of approximately $33.4 million, including approximately $1.7 million generated by our legal predecessor prior to the Yellowstone Transaction and $7.1 million generated by our subsidiary, Stratus Building Systems. All federal tax operating loss carryforwards arose in tax years subsequent to 2017. Tax operating loss carryovers arising in years after 2017  may be carried forward indefinitely but are only available to offset 80% of future taxable income. We have available state tax operating loss carryforwards of approximately $33.4 million, which are available to reduce future state taxable income and would begin to expire in tax year 2040 in various amounts. Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code, as amended, and similar state provisions.

Uncertain Tax Positions

We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

The federal and state statutes of limitation for assessment of tax liability generally lapse within three years after the date the tax returns are filed. However, income tax attributes that are carried forward, such as net operating loss carryforwards, may be challenged and adjusted by taxing authorities at any time prior to the expiration of the statute of limitations for the tax year in which they are utilized. As of December 31, 2025, we do not have any open exams; however, all tax years, including those of our legal predecessor, are subject to examination by the Internal Revenue Service.

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

As of December 31, 2025, no transactions occurred that would result in a cash tax savings benefit that would trigger the recording of a liability under the terms of the Tax Receivable Agreement.

16.	Earnings (loss) per Share

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

	Year Ended
	December 31, 2025	December 31, 2024
Numerator:
Net income (loss)	$7,321	$(53,683)
Less: Net loss attributable to non-controlling interests	(11,497)	(8,452)
Basic net income (loss) attributable to Sky Harbour Group Corporation shareholders	18,818	(45,231)
Less: Net (loss) attributable to LLC Interests	(11,497)	-
Diluted net income (loss) attributable to Sky Harbour Group Corporation shareholders	$7,321	$(45,231)

Denominator:
Based weighted average shares of Class A Common Stock outstanding	33,828	25,742
Effect of dilutive exchange of Class B Common Stock	42,046	-
Effect of dilutive exchange of Sky Incentive Units	1,857	-
Effect of dilutive restricted stock	43	-
Diluted weighted average shares outstanding	77,774	25,742

Earnings (loss) per share of Class A Common Stock – Basic	$0.56	$(1.76)
Earnings (loss) per share of Class A Common Stock – Diluted	$0.09	$(1.76)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net loss per common share due the Company's net loss position were as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Shares subject to unvested restricted stock units	840	889
Shares issuable upon the exercise of unvested stock options	1,125	439
Shares issuable upon the exercise of Warrants	15,798	15,798
Shares issuable upon the exchange of Class B Common Stock	-	42,046
Shares issuable upon the exercise and exchange of Sky Incentive Units	4	2,056

17.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

	Unrealized gain (loss) on Available-for-sale Securities	Total
Balance as of December 31, 2023	$312	$312
Other comprehensive loss before reclassifications	556	556
Amounts reclassified to other (income) expense	(815)	(815)
Balance as of December 31, 2024	$53	$53
Other comprehensive income before reclassifications	70	70
Amounts reclassified to other (income) expense	(123)	(123)
Balance as of December 31, 2025	$-	$-

During the years ended December 31, 2025 and  December 31, 2024, the Company reported reclassifications of $123 and $815 respectively, of unrealized gains on available-for-sale securities to net income as a component of other (income) expense.

18.	Supplemental Cash Flow Information

Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Year ended
	December 31, 2025	December 31, 2024
Accrued costs of construction, including capitalized interest	$17,170	$15,796
Accrued costs of long-lived assets	401	741
Debt issuance costs and premium amortized to cost of construction	194	201
Debt issuance costs recognized through issuance of Class A Common Stock	450	-

The following table summarizes non-cash activities associated with the Company’s operating and finance leases:

	Year ended
	December 31, 2025	December 31, 2024
Right-of-use assets obtained in exchange for operating lease liabilities	$32,151	$64,802
Right-of-use assets obtained in exchange for finance lease liabilities	115	-
Net increase (decrease) in right-of-use assets and operating lease liabilities due to lease remeasurement	2,314	839

The following table summarizes interest paid:

	Year ended
	December 31, 2025	December 31, 2024
Interest paid	$7,415	$7,655

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Year ended
	December 31, 2025	December 31, 2024
Cash, beginning of year	$42,442	$60,257
Restricted cash, beginning of year	51,917	12,009
Cash and restricted cash, beginning of year	$94,359	$72,266

Cash, end of year	$20,718	$42,442
Restricted cash, end of year	16,306	51,917
Cash and restricted cash, end of year	$37,024	$94,359

19.	Segment Information

The Company has one consolidated reportable segment. This segment derives revenues from customers through the leasing of home-basing aircraft hangars and through services and products ancillary to its leasing activities. As of December 31, 2025, the Company drives revenue entirely within the United States and manages the business activities on a consolidated basis.

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

20.	Commitments and Contingencies

In addition to the lease payment commitments discussed in Note 10 —  Leases — Lessee, the ground leases to which the Company is a party contain covenants that require the Company to conduct construction of hangar facilities on the leased grounds within a certain period and in some cases, to spend a minimum dollar amount.

Airport	Project	Minimum Spend Commitment	Timeframe Commitments
DVT	DVT Phase II	$14.6 million of capital improvements.	Complete construction within 36 months of receiving all permitting documents.
ORL	ORL Phase I	$30.0 million of capital improvements.	Complete minimum spend commitment within 36 months of the effective date of the lease.
ORL	ORL Phase II	$5.0 million of capital improvements.	Commence construction within 5 years of effective date of the lease and complete construction within 24 months of construction commencement.
POU	POU Phase I	$25.0 million of capital improvements.	Commence construction within 6 months of the issuance of permits and complete construction within 15 months of construction commencement.
PWK	PWK Phase I	None.	Commence construction within 6 months of the issuance of permits and complete construction within 18 months of construction commencement.
SJC	All Phases	$8.1 million of capital improvements.	Complete minimum spend commitment within 15 years of lease commencement.
SLC	SLC Phase I	$40.0 million of capital improvements.	None.
TTN	TTN Phase I	$30.0 million of capital improvements.	Complete construction within 36 months of receiving all permitting documents or no later than 48 months after the effective date of the lease.

The Company has contracts for construction of the OPF Phase II, BDL Phase I, and POU Phase I projects. The Company may terminate any of the contracts or suspend construction without cause. There are no termination penalties under such construction contracts.

In addition to the matters described in this note, the Company is involved in various legal proceedings and claims in the ordinary course of its business. Although the Company cannot predict with certainty the ultimate resolution of these matters, which involve judgements that are inherently subjective, the Company does not expect that the ultimate disposition of such other contingencies or matters will materially affect its financial condition, results of operations, or cash flows.

21.	Related Party Transactions

Loan and Security Agreement

On December 6, 2024, the Company entered into a revolving line of credit loan and security agreement (the “Loan and Security Agreement”), with a company controlled by the former owner of CloudNine and Sky 805, who also serves as an independent contractor of the Company following the CMA Asset Acquisition. The Company provided an initial loan commitment of $1.0 million and agreed to provide an additional $2.0 million of availability under a revolving line of credit to fund the working capital requirements of such company. The Loan and Security Agreement matures on December 6, 2029, and bears interest at the standard overnight financing rate plus 2% per annum.

As of December 31, 2025, the Company had loaned a total of $1.1 million to such company, the balance of which is presented as a component of accounts receivable, prepaid expenses, and other assets within the Company's consolidated balance sheet.

Echo Echo Agreement

On September 20, 2021, the Company entered into a non-exclusive agreement with Echo Echo, LLC, a related party to the Founder and CEO, for the use of a Beechcraft Baron G58 aircraft. The effective date of the agreement was September 8, 2021 and the agreement automatically renews annually. The agreement could be terminated without penalty if either party provides 35 days' written notice, or if the aircraft is sold or otherwise disposed of. The Company was charged per flight hour of use along with all direct operating costs. Additionally, the Company also incurred the pro rata share of maintenance, overhead and insurance costs of the aircraft. On July 30, 2025, the Company and Echo Echo, LLC terminated such agreement.

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

For the years ended December 31, 2025, and December 31, 2024, the Company recognized approximately $0.5 million and $0.4 million of expense, within pursuit and marketing expense under the terms of these agreements. The related liability is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2025.

Other Relationships

For the year ended December 31, 2025, the Company recognized less than $0.1 million of expense for consulting services received from a company that employed the chief financial officer until prior to July 1, 2021 and with which the Company had a pre-existing vendor relationship. The Company recognized $0 of expense during the year ended December 31, 2024 for consulting services received from the same company.

On  June 1, 2025, the Company hired an individual to serve as its head of construction and president of one of its indirect, wholly-owned subsidiaries, Ascend Aviation Services (“Ascend”). Such individual was previously employed by, and continues to hold a financial interest in, a company that provides construction services to the Company (the “General Contractor”). The General Contractor was previously engaged by the Company to serve as general contractor in connection with its SGR and APA Phase I development projects. During the year ended  December 31, 2025 the Company incurred $9.4 million of construction costs associated with the General Contractor at its APA Phase I project. The General Contractor was also previously engaged by the Company serve as an architectural and engineering consultant in connection with its ADS Phase II development project. During the year ended December 31, 2025 the Company incurred $0.1 million of construction costs associated with such services. All such costs are capitalized and included as a component of constructed assets or cost of construction within the consolidated balance sheet as of  December 31, 2025.

Ascend shares office space, equipment, and various administrative services with the General Contractor. Costs incurred by the General Contractor are allocated between Ascend and the General Contractor and are charged at cost. During the year ended  December 31, 2025 the allocated costs from the General Contractor to Ascend were approximately $0.1 million.

22.	Subsequent Events

Tax-Exempt Warehouse Facility Amendments

On January 8, 2026, SH Capital II entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment amended the Credit Agreement to provide for, among other things, conditions under which surplus funds, as defined in the Amendment (the “Credit Agreement Surplus Funds”), may be released to the Borrowers. Also on January 8, 2026, subsidiaries of the Company that own hangar campuses at CMA and BDL were added to the borrowing base of the Credit Agreement. Subsequently, on January 8, 2026, SH Capital II drew funds of approximately $13 million under the Credit Agreement in order to reimburse the Company for prior advances associated with capital expenditures at Bradley International Airport and certain other general corporate purposes. Following this draw, there was approximately $187 million in capacity under the Credit Agreement for future borrowings.

In addition, SKYH III amended its related guaranty (the “Sky III Guaranty”), and such amendment, the “Sky III Guaranty Amendment”) to provide for, among other things, conditions under which surplus funds arising from amounts received by Sky from excess revenues released from the Master Indenture.

Provided certain conditions within the Amendment are met, the Amendment permits the Borrowers to distribute or otherwise transfer such Credit Agreement Surplus Funds to (i) Sky (the “Parent Guarantor”) for the payment of general and administrative expenses of the Parent Guarantor, (ii) the payment of current interest or principal on indebtedness of the Parent Guarantor or indebtedness guaranteed by the Parent Guarantor, (iii) to deposit or transfer such funds into a separate account of an affiliate of the Parent Guarantor as security for the payment of principal of or interest on other indebtedness, or (iv) as a capital contribution of a Borrower for the approved construction and operation of hangar project facilities at various airports (the “Portfolio II Projects”, and such restriction on distributions and transfers the “Permissible Uses”). The Amendment permits the release of the Credit Agreement Surplus Funds beginning on the later of January 1, 2027 or a trigger date based on substantial completion of certain Portfolio II Projects, and requires the Borrowers to maintain (i) a historical debt service coverage ratio, and a (ii) projected debt service coverage ratio, in each case determined on the last day of each fiscal quarter of the Borrowers, at a ratio of not less than 2.00 to 1.00.

The Sky III Guaranty Amendment permits the release of excess revenues released from the Master Trust on or after the later of (i) January 1, 2027 and (ii) three (3) months after the Capitalized Interest End Date provided that (a) there are funds in excess of $800,000 on deposit in the accounts for such excess revenues on release date, and (b) to the extent there is a deficiency in any of the accounts under, there are sufficient funds on deposit (in addition to the minimum amount of funds held pursuant to cover such  deficiency) and such funds are applied to remedy each such deficiency. The release of excess revenues is also subject to Permissible Uses.

The above release conditions are also subject to the customary condition that there not be any default under the Credit Agreement.

2026 Yorkville Promissory Note

On January 27, 2026, Sky issued a non-convertible, unsecured promissory note to Yorkville, in the aggregate principal amount of $10 million (the “January 2026 Yorkville Promissory Note”). The issue price for the January 2026 Yorkville Promissory Note was 100% of the aggregate principal amount thereof.

The January 2026 Yorkville Promissory Note accrues interest at a rate of 7.75% per annum (or 18% upon the occurrence of an event of default) and matures on June 8, 2027. Beginning on July 8, 2026, and continuing on the same day of each of the twelve successive months thereafter, Sky shall repay a portion of the outstanding balance of the January 2026 Yorkville Promissory Note in an amount equal to $833,333.33. The obligations of Sky under the January 2026 Yorkville Promissory Note are guaranteed by the Company pursuant to a separate guaranty agreement between the Company and Yorkville. In connection with and pursuant to the January 2026 Yorkville Promissory Note, the Company agreed to issue 40,000 shares of Class A Common Stock to Yorkville in a registered direct offering. The January 2026 Yorkville Promissory Note contains customary representations and warranties by Sky and the Company and customary events of default. The proceeds of the January 2026 Yorkville Promissory Note may be used for working capital and general corporate purposes.

Tax-Exempt Series 2026 Bonds Issuance

On February 12, 2026, Sky Harbour Capital III LLC (“Sky Capital III”), an indirect, wholly-owned subsidiary of the Company, completed a $150 million financing through the issuance of Revenue Bonds (Sky Harbour Capital III LLC Aviation Facilities Project), Series 2026 (the “Series 2026 Bonds”). The Series 2026 Bonds were issued by the Public Finance Authority of Wisconsin, a multi-jurisdictional conduit issuer (the “Issuer”), pursuant to a Trust Indenture, dated as of January 1, 2026 (the “Indenture”) and effective as of February 12, 2026, between the Issuer and UMB Bank, N.A., as trustee (the “Series 2026 Bond Trustee”). The proceeds of the Bonds were used to make a loan (the “Loan”) to Sky Capital III pursuant to a Loan Agreement, dated as of February 1, 2026 (the “Loan Agreement”), between the Issuer and Sky Capital III, and assigned to the Series 2026 Bond Trustee. The Series 2026 Bonds were issued in a limited offering (the “Offering”) pursuant to a Limited Offering Memorandum dated January 29, 2026 (the “Limited Offering Memorandum”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) or accredited investors within the meaning of Rule 501(a) under the Securities Act. The borrowings under the Loan Agreement are guaranteed (the “Guarantee”) by Sky, and Sky Harbour Holdings IV LLC, a wholly owned subsidiary of Sky (the “Pledgor”). Pursuant to the Indenture, all of the Issuer’s right, title, and interest in the Loan Agreement (except for certain unassigned rights) were assigned to the Series 2026 Bond Trustee. The Series 2026 Bonds are secured by the Loan Agreement and the residual cash flows of certain of the Company’s projects, and payment of the Bonds is structurally subordinate to the Series 2021 Bonds and borrowings under the Term Loan Facility.

The Series 2026 Bonds and borrowings under the Loan Agreement bear interest at a rate of 6.00% per year, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on July 1, 2026. The Series 2026 Bonds are subject to mandatory tender for purchase on January 1, 2031 (the “Mandatory Tender Date”), and will mature on July 1, 2060, unless earlier exchanged, redeemed or repurchased. On the Mandatory Tender Date, holders will be required to tender their Bonds for purchase at a price equal to 100% of the principal amount thereof plus accrued interest. Following such mandatory tender, the Bonds may be remarketed at a new interest rate or otherwise refinanced. Accordingly, although the Series 2026 Bonds have a stated final maturity of July 1, 2060, Sky Capital III will be required to refinance or remarket the Series 2026 Bonds on or prior to January 1, 2031.

The principal amount of the Loan is $150 million. The Company intends to use the proceeds from the Loan, together with other available funds, including draws from the Company’s Term Loan Facility, to (i) finance or refinance, directly or indirectly, all or a portion of the construction, equipping and/or improvement of all or a portion of certain aircraft storage facilities (collectively, the “2026 Projects”); (ii) fund a deposit to the debt service reserve fund for the Series 2026 Bonds; (iii) pay capitalized interest on the Loan through January 1, 2029; and (iv) pay the costs of issuance of the Series 2026 Bonds.

The Series 2026 Bonds are subject to (a) optional redemption at the discretion of Sky Capital III at any time on or after January 1, 2030 at a redemption price equal to the principal amount plus a 1% premium and accrued and unpaid interest to the redemption date, (b) mandatory redemption upon the occurrence of a determination of taxability of the Series 2026 Bonds, and (c) mandatory sinking fund redemption beginning in 2056.

Sky Capital III expects to meet its payment obligations under the Loan Agreement from funds to the extent available and permitted to be released under the master trust indenture with respect to the Series 2021 Bonds and the Term Loan Facility. Interest is capitalized through January 1, 2029.

The Indenture and the Loan Agreement provide for customary events of default, all as described in the Indenture and the Loan Agreement.

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

Pursuant to Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Our management does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management conducted an assessment of our internal control over financial reporting, including the remediation efforts described above, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that assessment, management determined that our internal controls over financial reporting were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b) Insider Trading Arrangements and Policies.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2026 Annual Meeting of Stockholders within 120 days of December 31, 2025.

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2026 Annual Meeting of Stockholders within 120 days of December 31, 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2026 Annual Meeting of Stockholders within 120 days of December 31, 2025.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2026 Annual Meeting of Stockholders within 120 days of December 31, 2025.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to our 2026 Annual Meeting of Stockholders within 120 days of December 31, 2025.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements listed in “Index to the Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

See Exhibit Index at the end of this Report, which is incorporated by reference.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

2.1 (+)	Equity Purchase Agreement, dated as of August 1, 2021, by and among Yellowstone Acquisition Company and Sky Harbour LLC.	8-K	001-39648	2.1	August 3, 2021

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

4.1	Specimen Class A Common Stock Certificate.	S-1	333-249035	4.2	September 25, 2020

4.2	Specimen Warrant Certificate.	S-1	333-249035	4.3	September 25, 2020

4.3	Warrant Agreement, dated October 21, 2020, between Yellowstone Acquisition Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39648	4.1	October 26, 2020

4.4	Description of Securities.	10-K	001-39648	4.4	March 27, 2024

10.1 (+)	Stockholders’ Agreement, dated as of January 25, 2022, by and among Sky Harbour Group Corporation, Tal Keinan, Due West Partners LLC, Center Sky Harbour LLC, BOC Yellowstone I LLC, and BOC Yellowstone II LLC.	8-K	001-39648	10.1	January 31, 2022

10.2 (+)	Registration Rights Agreement, dated as of September 14, 2021 by and among Sky Harbour LLC, the Existing Sky Equityholders, BOC YAC, the Sponsor and the BOC PIPE investors.	8-K	001-39648	10.2	January 31, 2022

10.3	Amendment No. 1 to the Registration Rights Agreement, dated as of February 28, 2022 by and among Sky Harbour LLC, the Existing Sky Equityholders, BOC YAC, the Sponsor and the BOC PIPE investors.	10-K	001-39648	10.3	March 28, 2022

10.4 (+)	Tax Receivable Agreement, dated as of January 25, 2022, by and among Sky Harbour Group Corporation, the Existing Sky Equityholders and the TRA Holder Representative.	8-K	001-39648	10.3	January 31, 2022

10.5 (+)	Third Amended and Restated Operating Agreement of Sky Harbour LLC.	8-K	001-39648	10.4	January 31, 2022

10.6 (*)	Sky Harbour Group Corporation 2022 Incentive Award Plan.	8-K	001-39648	10.5	January 31, 2022

10.7 (*)	Sky Harbour Group Corporation 2022 Incentive Award Plan – Form of Restricted Stock Unit Agreement.	8-K	001-39648	10.6	January 31, 2022

10.8 (*)	Form of Restricted Stock Unit Agreement (Executives)	8-K	001-39648	10.2	May 20, 2022

10.9 (*)	Form of Option Award Agreement	10-K	001-39648	10.9	March 27, 2024

10.10 (*)	Form of Director and Officer Indemnification Agreement.	8-K	001-39648	10.7	January 31, 2022

10.11 (*)	Employment Agreement with Tal Keinan.	8-K	001-39648	10.1	March 28, 2022

10.12 (*)	Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.8	January 31, 2022

10.13 (*)	Amendment to Amended and Restated Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.3	March 28, 2022

10.14 (*)	Second Amendment to Amended and Restated Employment Agreement with Francisco Gonzalez.	8-K	001-39648	10.1	May 20, 2022

10.15	Trust Indenture between the Public Finance Authority and The Bank of New York Mellon.	8-K	001-39648	10.10	January 31, 2022

10.16	Specimen Series 2021 Bonds (included as part of Exhibit 10.16).	8-K	001-39648	10.11	January 31, 2022

10.17	Loan Agreement by and between the Public Finance Authority, Sky Harbour Sugar Land Airport, LLC, Sky Harbour Opa Locka Airport, LLC, Nashville Hangars LLC, APA Hangars LLC and DVT Hangars LLC.	8-K	001-39648	10.12	January 31, 2022

10.18 (+)	Draw Down Note Purchase and Continuing Covenant Agreement, dated September 4, 2025, by and among Sky Harbour Capital II LLC, the other borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger.	10-Q	001-39648	10.1	November 12, 2025

10.19 (+)	Loan and Security Agreement, dated September 4, 2025, by and among Public Finance Authority (Wisconsin), Sky Harbor Capital II LLC and JPMorgan Chase Bank, N.A.	10-Q	001-39648	10.2	November 12, 2025

10.20	Specimen Series 2025 Notes (included as part of Exhibit 10.19).	10-Q	001-39648	10.3	November 12, 2025

10.21	Form of Registration Rights Agreement, dated as of November 1, 2023 by and among Sky Harbour Group Corporation and the Investors named therein.	8-K	001-39648	10.2	November 2, 2023

10.22	Form of Registration Rights Agreement, dated as of October 25, 2024 by and among Sky Harbour Group Corporation and the Investors named therein.	8-K	001-39648	10.1	October 28, 2024

10.23	Ground Sublease between Sunborne XVI, LTD. and APA Hangars LLC.	8-K	001-39648	10.13	January 31, 2022

10.24	Lease and SASO Operating Agreement between the City of San Jose and SJC Hangars LLC.	10-Q	001-39648	10.1	May 14, 2024

19.1	Sky Harbour Group Corporation Policy on Inside Information and Insider Trading.	10-K	001-39648	19.1	March 27, 2025

21.1 (#)	List of Subsidiaries.

23.1 (#)	Consent of EisnerAmper LLP.

24.1 (#)	Power of Attorney (included on signature pages herein).

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1	Sky Harbour Group Corporation Compensation Recoupment Policy.	10-K	001-39648	97.1	March 27, 2024

101 (#)

Inline XBRL (Extensible Business Reporting Language). The following materials from this Annual Report on Form 10-K for the period ended December 31, 2025, formatted in Inline XBRL: (i) consolidated balance sheets of Sky Harbour Group Corporation, (ii) consolidated statements of operations of Sky Harbour Group Corporation, (iii) consolidated statements of comprehensive income/(loss) of Sky Harbour Group Corporation, (iv) consolidated statements of changes in equity of Sky Harbour Group Corporation, (v) consolidated statements of cash flows of Sky Harbour Group Corporation, and (vi) notes to consolidated financial statements of Sky Harbour Group Corporation. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

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

March 19, 2026

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

March 19, 2026

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

March 19, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Tal Keinan	Chief Executive Officer, Chairman of the Board of Directors	March 19, 2026
Tal Keinan	(Principal Executive Officer)

/s/ Francisco Gonzalez	Chief Financial Officer	March 19, 2026
Francisco Gonzalez	(Principal Financial Officer)

/s/ Michael W. Schmitt	Chief Accounting Officer	March 19, 2026
Michael W. Schmitt	(Principal Accounting Officer)

/s/ Andrew Jody Gessow	Director	March 19, 2026
Andrew Jody Gessow

/s/ Lysa Leiponis	Director	March 19, 2026
Lysa Leiponis

/s/ Jordan Moelis	Director	March 19, 2026
Jordan Moelis

/s/ Alethia Nancoo	Director	March 19, 2026
Alethia Nancoo

/s/ Alex B. Rozek	Director	March 19, 2026
Alex B. Rozek

/s/ Nick Wellmon	Director	March 19, 2026
Nick Wellmon