Form 10-Q
period 2026-03-31
Sky Harbour Group Corp
filed 2026-05-14
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, 34,481,588 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
Assets
Cash	$12,095	$20,718
Restricted cash	68,988	16,306
Restricted investments	106,541	11,453
Accounts receivable, prepaid expenses, and other assets	17,420	14,154
Cost of construction	85,952	60,837
Constructed assets, net	266,426	267,687
Right-of-use assets	182,023	177,955
Long-lived assets, net	22,385	21,356
Lease intangible assets, net	2,636	2,710
Total assets	$764,466	$593,176

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$32,517	$37,360
Operating lease liabilities	196,624	190,222
Loans payable and finance lease liabilities	49,732	20,544
Bonds payable, net of debt issuance costs and premiums	309,521	162,815
Warrants liability	11,059	10,269
Total liabilities	599,453	421,210

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of March 31, 2026; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,257,855 and 33,989,673 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,046,356 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	175,289	173,514
Accumulated deficit	(51,352)	(45,774)
Accumulated other comprehensive income	244	-
Total Sky Harbour Group Corporation stockholders’ equity	124,188	127,747

Non-controlling interests	40,825	44,219
Total equity	165,013	171,966

Total liabilities and equity	$764,466	$593,176

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue:
Rental revenue	$6,493	$4,461
Fuel revenue	2,232	1,132
Total revenue	8,725	5,593

Expenses:
Campus operating expenses	2,574	1,884
Fuel expenses	1,154	734
Ground lease expenses	3,953	2,904
Depreciation and amortization	1,967	1,099
Pursuit and marketing expenses	622	580
Employee compensation and benefits	4,343	4,239
General and administrative expenses	1,083	976
Total expenses	15,696	12,416

Operating loss	(6,971)	(6,823)

Other (income) expense:
Interest expense	1,296	138
Unrealized loss on warrants	790	2,528
Other income	(85)	(363)
Total other (income) expense	2,001	2,303

Net loss	(8,972)	(9,126)

Net loss attributable to non-controlling interests	(3,394)	(2,750)
Net loss attributable to Sky Harbour Group Corporation shareholders	$(5,578)	$(6,376)

Loss per share
Basic	$(0.16)	$(0.19)
Diluted	$(0.16)	$(0.19)
Weighted average shares
Basic	34,072	33,665
Diluted	34,072	33,665

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(8,972)	$(9,126)
Unrealized gains on available-for-sale securities	244	-
Realized gains on available-for-sale securities reclassified to the consolidated statements of operations	-	(53)
Total comprehensive loss	$(8,728)	$(9,179)

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Accumulated Other	Total	Non-
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2025	33,989,673	$3	42,046,356	$4	$173,514	$(45,774)	$-	127,747	$44,219	$171,966
Share-based compensation	-	-	-	-	1,602	-	-	1,602	-	1,602
Vesting of restricted stock units	261,825	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(81,014)	-	-	-	(654)	-	-	(654)	-	(654)
Issuance of stock through ATM Facility, net of equity issuance costs	47,371	-	-	-	465	-	-	465	-	465
Shares issued as debt issuance costs	40,000	-	-	-	362	-	-	362	-	362
Other comprehensive income	-	-	-	-	-	-	244	244	-	244
Net loss	-	-	-	-	-	(5,578)	-	(5,578)	(3,394)	(8,972)
Balance at March 31, 2026	34,257,855	$3	42,046,356	$4	$175,289	$(51,352)	$244	$124,188	$40,825	$165,013

	Class A		Class B		Additional		Accumulated Other	Total	Non-	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Balance at December 31, 2024	33,456,227	$3	42,046,356	$4	$168,634	$(64,592)	$53	104,102	$55,716	$159,818
Share-based compensation	-	-	-	-	1,193	-	-	1,193	45	1,238
Vesting of restricted stock units	201,207	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(59,548)	-	-	-	(661)	-	-	(661)	-	(661)
Payment of equity issuance costs	-	-	-	-	(65)	-	-	(65)	-	(65)
Exchange of Sky Incentive Units	196,000	-	-	-	75	-	-	75	(75)	-
Other comprehensive loss	-	-	-	-	-	-	(53)	(53)	-	(53)
Net loss	-	-	-	-	-	(6,376)	-	(6,376)	(2,750)	(9,126)
Balance at March 31, 2025	33,793,886	$3	42,046,356	$4	$169,176	$(70,968)	$-	$98,215	$52,936	$151,151

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(8,972)	$(9,126)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,993	1,099
Amortization of debt issuance costs	483	-
Straight-line rent adjustments, net	(422)	(308)
Equity-based compensation	1,602	1,238
Non-cash operating lease expense	2,334	1,481
Realized gain on available for sale investments	(9)	(41)
Paid-in-kind interest expense	281	-
Loss on disposition of assets	-	25
Unrealized loss on warrants	790	2,528
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other assets	(813)	(529)
Accounts payable, accrued expenses, and other liabilities	(1,185)	(1,417)
Net cash used in operating activities	(3,918)	(5,050)

Cash flows from investing activities:
Purchases of long-lived assets	(1,624)	(3,475)
Payments for cost of construction	(30,486)	(20,229)
Proceeds from disposition of long-lived assets	-	353
Investment in notes receivable, net	-	(121)
Purchases of available for sale investments	(83,533)	(50,997)
Purchases of held-to-maturity investments	(31,359)	-
Proceeds from available for sale investments	20,069	69,972
Net cash used in investing activities	(126,933)	(4,497)

Cash flows from financing activities:
Proceeds from ATM Facility	477	-
Proceeds from issuance of bonds payable	150,000	-
Proceeds from issuance of loans payable	29,035	-
Principal payments for loans payable and finance leases	(62)	(431)
Payments for debt issuance costs	(3,874)	-
Payments for equity issuance costs	(12)	(70)
Payments of employee taxes related to vested equity awards	(654)	(661)
Net cash provided by (used in) financing activities	174,910	(1,162)

Net increase (decrease) in cash and restricted cash	44,059	(10,709)

Cash and restricted cash, beginning of period	37,024	94,359

Cash and restricted cash, end of period	$81,083	$83,650

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of March 31, 2026, SHG owned approximately 44.9% of the Sky Common Units and the prior holders of Sky Common Units (the “LLC Interests”) owned approximately 55.1% of the Sky Common Units and control the Company through their ownership of the Company's Class B Common Stock, $0.0001 par value (“Class B Common Stock”).

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and the related notes (the “Financial Statements”) have been prepared in conformity with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These Financial Statements include the accounts of SHG and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which includes additional disclosures and a summary of the Company's significant accounting policies. In the Company’s opinion, these Financial Statements include all adjustments, consisting of normal recurring items, considered necessary by management to fairly state the Company’s results of operation, financial position, and cash flows.

Certain historical amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include assumptions used within impairment analyses, estimated useful lives of depreciable assets and amortizable costs, estimates of inputs utilized in determining the fair value of financial instruments such as warrants, and estimates and assumptions related to right-of-use assets and operating lease liabilities. Actual results could differ materially from those estimates.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies. For most of its history, the Company has been engaged in securing access to land through ground leases and developing and constructing aviation hangars. The major risks faced by the Company are its future ability to obtain additional tenants for the facilities that it constructs, and to contract with such tenants for rental income in an amount that is sufficient to meet the Company’s financial obligations, including increasing construction costs due to inflation and increased borrowing costs to the extent that the Company incurs additional indebtedness.

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

The Company obtained long-term financing through bond and equity offerings, committed bank drawdown facility, and has the ability to utilize its at-the-market offering program to fund its construction, lease, and operational commitments, and believes its liquidity is sufficient to allow continued operations for more than one year after the date these financial statements are issued.

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

Cost of Construction

Cost of construction on the accompanying consolidated balance sheets is carried at cost. The cost of acquiring an asset includes the costs necessary to bring a capital project to the condition necessary for its intended use. Costs are capitalized once the construction of a specific capital project is probable. Construction labor and other direct costs of construction are capitalized. Professional fees for engineering, procurement, consulting, and other soft costs that are directly identifiable with the project and are considered an incremental direct cost are capitalized. Activities associated with internally manufactured hangar buildings, including materials, direct manufacturing labor, and manufacturing overhead directly identifiable with such activities are allocated to our construction projects and capitalized. The Company allocates a portion of its internal salaries to both capitalized cost of construction and to general and administrative expense based on the percentage of time certain employees worked in the related areas. Interest, net of the amortization of debt issuance costs and premiums, and net of interest income earned on bond proceeds, is also capitalized until the capital projects are completed.

Once a capital project is complete, the Company begins to depreciate the constructed asset on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the related ground lease, including expected renewal terms.

Leases

The Company accounts for leases under Accounting Standards Codification (“ASC”) Topic 842, Leases. The Company determines whether a contract contains a lease at the inception of the contract. ASC Topic 842 requires lessees to recognize lease liabilities and right-of-use (“ROU”) assets for all operating leases with terms of more than 12 months on the consolidated balance sheets. The Company has made an accounting policy election to not recognize leases with an initial term of 12 months or less on the Company’s consolidated balance sheets and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. When management determines that it is reasonably certain that the Company will exercise its options to renew the leases, the renewal terms are included in the lease term and the resulting ROU asset and lease liability balances.

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

The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for the three months ended March 31, 2026 and 2025. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 18 — Commitments and Contingencies.

Warrants liability

The Company accounts for its Warrants (as defined in Note 11 — Warrants) in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), under which warrants that do not meet the criteria for equity classification and must be recorded as derivative liabilities. Accordingly, the Company classifies the Warrants as liabilities carried at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the consolidated statement of operations.

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

For the three months ended March 31, 2026 and 2025, the Company did not derive 10% of its revenue from any single tenant.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three months ended March 31, 2026 and 2025. The effective income tax rate for the three months ended March 31, 2026 and 2025 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized due to the cumulative losses sustained by the Company to date.

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

Investments of the Company’s cash in various U.S. Treasury securities that have been classified as available-for-sale and are carried at estimated fair value utilizing Level 1 inputs as determined based upon quoted market prices. Investments of the funds held in the restricted trust bank accounts associated with the Series 2021 Bonds and the Series 2026 Bonds, as defined in Note 10 — Bonds payable, loans payable, and interest, are reported as “Restricted investments” in the accompanying consolidated balance sheets. Such investments are classified as available-for-sale or held-to-maturity at the time of investment.

Unrealized losses on certain of the Company’s investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the three months ended March 31, 2026. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. As of March 31, 2026, the Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets.

The following tables set forth summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Restricted investments - U.S. Treasuries	$63,473	$244	$-	$63,717
Total securities available-for-sale	$63,473	$244	$-	$63,717

Securities held-to-maturity:
Restricted investments - U.S. Treasuries	42,824	106	(230)	42,700
Total securities held-to-maturity	$42,824	$106	$(230)	$42,700

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Restricted investments - U.S. Treasuries	$-	$-	$-	$-
Total securities available-for-sale	$-	$-	$-	$-

Securities held-to-maturity:
Restricted investments - U.S. Treasuries	11,453	55	-	11,508
Total securities held-to-maturity	$11,453	$55	$-	$11,508

The following table sets forth the maturity profile of the Company’s investments and restricted investments as of March 31, 2026:

	Securities Available-for-Sale	Securities Held-to-Maturity
Due within one year	$63,473	$15,946
Due one year through five years	-	26,878
Total	$63,473	$42,824

4.	Cost of Construction and Constructed Assets

Constructed assets, net, and cost of construction, consists of the following:

	March 31, 2026	December 31, 2025
Constructed assets, net of accumulated depreciation:
Buildings: ADS Phase I, APA Phase I, BNA, CMA, DVT Phase I, OPF Phase I, SGR, and SJC Renovation	$277,767	$277,473
Accumulated depreciation	(11,341)	(9,786)
	$266,426	$267,687
Cost of construction:
ADS Phase II, BDL Phase I, HIO Phase I, IAD Phase I, OPF Phase II, ORL Phase I, POU Phase I, PWK Phase I, SLC Phase I, and TTN Phase I	$85,952	$60,837

Depreciation expense for the three months ended March 31, 2026 and 2025 totaled approximately $1.6 million and $0.8 million, respectively.

5.	Long-lived Assets

Long-lived assets, net, consists of the following:

	March 31, 2026	December 31, 2025
Ground support equipment	$2,815	$2,882
Machinery and equipment	7,719	7,719
Buildings	7,993	7,993
Land	1,620	1,620
Other equipment and fixtures	1,968	1,899
Purchase deposits and construction in progress	4,146	2,658
	26,261	24,771
Accumulated depreciation	(3,876)	(3,415)
	$22,385	$21,356

Depreciation expense for the three months ended March 31, 2026 and 2025 totaled approximately $0.4 million and $0.3 million, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled approximately $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, long-lived assets included approximately $4.1 million and $2.7 million, respectively, of purchase deposits towards long-lived assets and construction in progress which are not being depreciated as the assets have not been placed into service.

6.	Lease Intangible Assets

Lease intangible assets, net, consists of the following:

	March 31, 2026	December 31, 2025
Acquired in-place lease	$1,878	$1,878
Above market leases	1,151	1,151
	3,029	3,029
Accumulated amortization	(393)	(319)
Total lease intangible assets	$2,636	$2,710

Amortization expense for the three months ended March 31, 2026 and 2025 totaled approximately $0.1 million and $0.1 million, respectively, of which less than $0.1 million is included within rental revenue within the consolidated statements of operations for both periods.

7.	Accounts Payable, Accrued Expenses, and Other Liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	March 31, 2026	December 31, 2025
Costs of construction	$14,301	$18,442
Employee compensation and benefits	869	2,017
Interest	3,874	3,889
Professional fees	938	851
Property taxes	293	444
Deferred rent and tenant rent received in advance	6,535	6,649
Tenant security deposits	1,670	1,536
Other	4,037	3,532
	$32,517	$37,360

8.	Leases — Lessee

Lessee

The table below sets forth a summary of operating lease expense for the three months ended March 31, 2026 and 2025 recorded in the captions within our consolidated statement of operations:

	Three months ended
	March 31, 2026	March 31, 2025
Ground lease expenses	$3,953	$2,904
Fuel expenses	132	164
General and administrative expenses	46	28
Total operating lease expense	$4,131	$3,096

The Company’s long-term ground leases have remaining terms ranging between 18 to 71 years, including options for the Company to extend the terms. These leases expire between 2044 and 2097, which include all lease extension options available to the Company. Certain of the Company’s ground leases contain options to lease additional parcels of land at the Company’s option within a specified period of time. In addition to the Company’s ground leases, the Company has operating leases for ground support vehicles and finance leases for vehicles supporting operations at its pre-engineered metal building subsidiary.

In January 2026, the Company, through an indirect, wholly-owned subsidiary of the Company, executed a lease amendment with respect to its ground lease at SWF to add an approximately 10 acre parcel of land to the existing lease (the “SWF Lease Amendment”). The land associated with the SWF Lease Amendment became immediately available for possession in January 2026 and is co-terminus with the other parcel covered by the Company's ground lease at SWF.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Three months ended
	March 31,	March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,623	$1,558
Operating cash flows from finance leases	2	1
Financing cash flows from finance leases	15	5

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term (in years)	March 31, 2026	December 31, 2025
Operating leases
Ground leases - Unimproved at commencement	51.8	52.5
Ground leases - Existing improvements	29.7	30.1
Equipment leases	7.7	7.8
Office leases	-	0.1
All operating leases	44.7	44.9
Finance leases	2.3	2.5

Weighted Average Discount Rate
Operating leases
Ground leases - Unimproved at commencement	5.84%	5.79%
Ground leases - Existing improvements	5.17%	5.18%
Equipment leases	5.51%	5.51%
Office leases	-	4.82%
All operating leases	5.73%	5.68%
Finance leases	6.82%	6.75%

The Company’s future minimum lease payments required under leases as of  March 31, 2026 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026 (remainder of year)	$5,033	$43
2027	8,561	45
2028	10,390	32
2029	11,135	-
2030	11,239	-
Thereafter	650,866	-
Total lease payments	697,224	120
Less imputed interest	(500,600)	(9)
Total	$196,624	$111

9.	Leases — Lessor

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  March 31, 2026:

Year Ending December 31,	Operating Leases
2026 (remainder of year)	$16,987
2027	16,636
2028	11,704
2029	5,379
2030	3,990
Thereafter	13,701
Total	$68,397

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

The table below sets forth a summary of variable payments for the three months ended  March 31, 2026 and 2025 recorded in the captions within our consolidated statement of operations:

	Three months ended
	March 31, 2026	March 31, 2025
Variable payments included in rental revenue	$412	$325
Variable payments included in fuel revenue	829	426
Total variable payments included in revenue	$1,241	$751

As of March 31, 2026 and December 31, 2025 , the deferred rent receivable included in accounts receivable, prepaid expenses, and other assets was approximately $1.8 million and $1.5 million, respectively. Deferred rent liabilities and rent received in advance represent tenant payments received prior to the contractual due date, and is included in accounts payable, accrued expenses, and other liabilities. Such liabilities consisted of approximately $6.5 million and $6.6 million as of March 31, 2026 and December 31, 2025 , respectively.

10.	Bonds payable, Loans payable, and Interest

The following table summarizes the Company’s bonds and loans payable as of March 31, 2026 and December 31, 2025:

			March 31, 2026		December 31, 2025
	Maturity Dates	Contractual Interest Rates	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Bonds payable:
Series 2021 Bonds	July 2036 - July 2054	4.00 - 4.25%	$166,340	$162,862	$166,340	$162,815
Series 2026 Bonds	Subject to Mandatory Tender January 2031	6.00%	150,000	146,659	-	-
Total bonds payable			316,340	309,521	166,340	162,815

Loans payable and finance leases:
Term Loan Facility	September 2030	80% of (SOFR + 0.1%) + 2.00%	19,416	19,416	-	-
Yorkville Promissory Note 1	June 2027	7.75%	15,000	14,578	15,000	14,430
Yorkville Promissory Note 2	June 2027	7.75%	10,000	9,684	-	-
Vista Loan	December 2035	Prime + 0.25%	6,045	5,938	6,090	5,980
Equipment Loan	August 2026	3.79%	5	5	9	9
Finance Leases	August 2026 - July 2027	6.82%	111	111	125	125
Total loans payable and finance leases			50,577	49,732	21,224	20,544
Total bonds and loans payable			$366,917	$359,253	$187,564	$183,359

The Company’s contractual principal payments required under its bonds payable and loans payable as of  March 31, 2026 were as follows:

Year Ending December 31,	Bonds Payable	Loans Payable
2026 (remainder of year)	$-	$12,570
2027	-	12,591
2028	-	98
2029	-	105
2030	-	19,529
Thereafter	316,340	5,573
Total	$316,340	$50,466

Interest Expense

The following table sets forth the details of interest expense:

	Three months ended
	March 31, 2026	March 31, 2025
Interest	$3,690	$1,873
Commitment fees	262	-
Accretion of bond premium and amortization of debt issuance costs	685	49
Total interest incurred	4,637	1,922
Less: capitalized interest	(3,341)	(1,784)
Interest expense	$1,296	$138

The Company uses derivative financial instruments to manage its interest rate risk associated with its variable-rate term loan facility in an aggregate principal amount of up to $200 million (the “Term Loan Facility”) with JPMorgan Chase Bank, N.A. The Company does not enter into derivative transactions for speculative or trading purposes. In  October 2025, the Company entered into an interest rate swap (the “Swap Agreement”) for notional amounts of up to $200 million, based on predetermined notional schedule agreement as defined in the Swap Agreement. The Swap Agreement effectively fixes the SOFR component of any loans at or below the notional schedule made under the Term Loan Facility at approximately 2.65%, or 4.73% inclusive of applicable interest rate spreads, for the five-year term.

The following table reflects the fair value of the Swap Agreement as of March 31, 2026 and December 31, 2025:

Balance sheet location:	March 31, 2026	December 31, 2025
Asset derivatives:
Accounts receivable, prepaid expenses, and other assets	$5	$2

The Swap Agreement is not designated as a hedging instrument. The Company records cash settlements and changes in fair value associated with the Swap Agreement as a component of interest expense within the consolidated statement of operations.

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

Term Loan Facility Amendments

On  January 8, 2026, Sky Harbour Capital II LLC (“SH Capital II”), an indirect, wholly-owned subsidiary of the Company, entered into an amendment (the “Amendment”) to the Term Loan Facility. The Amendment amended the Term Loan Facility to provide for, among other things, conditions under which surplus funds, as defined in the Amendment (the “Term Loan Facility Surplus Funds”),  may be released to SH Capital II and its special purpose subsidiaries (the “Term Loan Borrowers”). Also on  January 8, 2026, subsidiaries of the Company that own existing and future hangar campuses at CMA and BDL were added to the borrowing base of the Term Loan Facility. Subsequently, on  January 8, 2026, SH Capital II drew funds of approximately $13 million under the Term Loan Facility in order to reimburse the Company for prior advances associated with capital expenditures at Bradley International Airport and certain other general corporate purposes.

In addition, Sky Harbour Holdings III LLC (“SKYH III”) amended its related guaranty (the “Sky III Guaranty”, and such amendment, the “Sky III Guaranty Amendment”) to provide for, among other things, conditions under which surplus funds arising from amounts received by Sky from excess revenues released from the Master Indenture may be utilized by Sky, as discussed below.

Provided certain conditions within the Amendment are met, the Amendment permits the Term Loan Borrowers to distribute or otherwise transfer such Term Loan Facility Surplus Funds to (i) Sky (the “Parent Guarantor”) for the payment of general and administrative expenses of the Parent Guarantor, (ii) the payment of current interest or principal on indebtedness of the Parent Guarantor or indebtedness guaranteed by the Parent Guarantor, (iii) to deposit or transfer such funds into a separate account of an affiliate of the Parent Guarantor as security for the payment of principal of or interest on other indebtedness, or (iv) as a capital contribution of a Term Loan Borrower for the approved construction and operation of hangar project facilities at various airports (the “Portfolio II Projects”, and such restriction on distributions and transfers the “Permissible Uses”). The Amendment permits the release of the Term Loan Facility Surplus Funds beginning on the later of  January 1, 2027 or a trigger date based on substantial completion of certain Portfolio II Projects, and requires the Term Loan Borrowers to maintain (i) a historical debt service coverage ratio, and a (ii) projected debt service coverage ratio, in each case determined on the last day of each fiscal quarter of the Term Loan Borrowers, at a ratio of not less than 2.00 to 1.00.

The Sky III Guaranty Amendment permits the release of excess revenues released from the Master Trust on or after the later of (i)  January 1, 2027 and (ii) three (3) months after the Capitalized Interest End Date provided that (a) there are funds in excess of $800,000 on deposit in the accounts for such excess revenues on release date, and (b) to the extent there is a deficiency in any of the accounts associated with the Term Loan Facility, there are sufficient funds on deposit (in addition to the minimum amount of funds held pursuant to cover such  deficiency) and such funds are applied to remedy each such deficiency. The release of excess revenues is also subject to Permissible Uses.

The above release conditions are also subject to the customary condition that there not be any default under the Term Loan Facility.

As of March 31, 2026, there was approximately $180.6 million of availability under the Term Loan Facility, subject to borrowing base restrictions.

2026 Yorkville Promissory Note

On  January 27, 2026, Sky issued a non-convertible, unsecured promissory note to YA II PN, Ltd., a Cayman Islands exempt limited company, or its registered assigns (“Yorkville”), in the aggregate principal amount of $10 million (the  “January 2026 Yorkville Promissory Note”). The issue price for the  January 2026 Yorkville Promissory Note was 100% of the aggregate principal amount thereof.

The  January 2026 Yorkville Promissory Note accrues interest at a rate of 7.75% per annum (or 18% upon the occurrence of an event of default) and matures on  June 8, 2027. Beginning on  July 8, 2026, and continuing on the same day of each of the twelve successive months thereafter, Sky shall repay a portion of the outstanding balance of the  January 2026 Yorkville Promissory Note in an amount equal to $833,333.33. The obligations of Sky under the  January 2026 Yorkville Promissory Note are guaranteed by the Company pursuant to a separate guaranty agreement between the Company and Yorkville. In connection with and pursuant to the  January 2026 Yorkville Promissory Note, the Company issued 40,000 shares of Class A Common Stock to Yorkville. The  January 2026 Yorkville Promissory Note contains customary representations and warranties by Sky and the Company and customary events of default. The proceeds of the  January 2026 Yorkville Promissory Note  may be used for working capital and general corporate purposes.

11.	Warrants

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

No Warrants were exercised during the three months ended March 31, 2026. As of  March 31, 2026, 15,798,155 Warrants remain outstanding.

The closing price of the Warrants was $0.70 and $0.65 per warrant on  March 31, 2026 and  December 31, 2025, respectively. The aggregate fair value of the outstanding Warrants was approximately $11.1 million and $10.3 million as of  March 31, 2026 and  December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded unrealized losses associated with the change in fair value of the Warrants of approximately $0.8 million and $2.5 million, respectively.

12.	Equity

Common Equity

As of March 31, 2026, there were 34,257,855 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

The Company is not obligated to sell any shares under the ATM Agreement or the A&R ATM Agreement. The offering of shares pursuant to the ATM Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through the Sales Agents, of all of the shares subject to the ATM Agreement and (ii) termination of the ATM Agreement in accordance with its terms.

During the three months ended  March 31, 2026, the Company sold 47,371 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $10.07.

Non-controlling interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of March 31, 2026 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares of the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of March 31, 2026, the LLC interests owned approximately 55.1% of the Sky Common Units outstanding.

13.	Equity Compensation

Restricted Stock Units (“RSUs”)

In February 2026, the Company granted time-based RSUs to certain employees, consultants, and non-employee directors under the Company’s 2022 Incentive Award Plan. 1,015,450 time-based awards were granted at a grant date fair value of $8.97, which will vest ratably over a four-year period beginning on the first anniversary of the grant date and ending on February 18, 2030.

During the three months ended March 31, 2026 and 2025, the Company recognized stock compensation expense of approximately $1.3 million and $1.0 million, respectively, associated with all RSU awards. The Company recognizes expense associated with RSU awards within employee compensation and benefits within the statement of operations. As of March 31, 2026, there are 1,691,935 unvested RSUs outstanding with a weighted average grant date fair value of $9.51. The unrecognized compensation costs associated with all unvested RSUs at March 31, 2026 was approximately $15.1 million that is expected to be recognized over a weighted-average future period of 3.3 years.

Non-qualified Stock Options (“NSOs”)

In February 2026, the Company granted to certain employees options to purchase 1,187,443 shares of Class A Common Stock at an exercise price of $8.85 under the Company’s 2022 Incentive Award Plan. The NSOs vest ratably over a four-year period beginning on the sixth anniversary of the grant date and have a term of 10 years. The options were valued at $5.19 using a Black -Scholes pricing model.

During the three months ended March 31, 2026 and 2025, the Company recognized stock compensation expense of approximately $0.3 million and $0.2 million, respectively, associated with all NSO awards. The unrecognized compensation costs associated with all unvested NSOs at March 31, 2026 was approximately $12.3 million that is expected to be recognized over a weighted-average future period of 8.2 years.

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

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net loss	$(8,972)	$(9,126)
Less: Net loss attributable to non-controlling interests	(3,394)	(2,750)
Basic and diluted net loss attributable to Sky Harbour Group Corporation shareholders	(5,578)	(6,376)

Denominator:
Basic and diluted weighted average shares of Class A Common Stock outstanding	34,072	33,665

Loss per share of Class A Common Stock – Basic and diluted	$(0.16)	$(0.19)

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net earnings (loss) per common share were as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Shares subject to unvested restricted stock units	1,692	1,132
Shares issuable upon the exercise of unvested stock options	2,313	1,125
Shares issuable upon the exercise of Warrants	15,798	15,798
Shares issuable upon the exchange of Class B Common Stock	42,046	42,046
Shares issuable upon the exercise and exchange of Sky Incentive Units	1,860	1,860

15.	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income:

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2025	$-	$-
Other comprehensive income before reclassifications	244	244
Amounts reclassified to other (income) expense	-	-
Balance as of March 31, 2026	$244	$244

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2024	$53	$53
Other comprehensive income before reclassifications	-	-
Amounts reclassified to other (income) expense	(53)	(53)
Balance as of March 31, 2025	$-	$-

16.	Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Three months ended
	March 31, 2026	March 31, 2025
Accrued costs of construction, including capitalized interest	$10,555	$13,469
Accrued costs of long-lived assets	358	639
Debt issuance costs and premium amortized to cost of construction	202	49

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Three months ended
	March 31, 2026	March 31, 2025
Right-of-use assets obtained in exchange for operating lease liabilities	$7,757	$2,373
Net (decrease) increase in right-of-use assets and operating lease liabilities due to lease remeasurement	(2,510)	-

The following table summarizes interest paid:

	Three months ended
	March 31, 2026	March 31, 2025
Interest paid	$3,584	$3,608

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Three months ended
	March 31, 2026	March 31, 2025
Cash, beginning of year	$20,718	$42,442
Restricted cash, beginning of year	16,306	51,917
Cash and restricted cash, beginning of year	$37,024	$94,359

Cash, end of period	$12,095	$51,134
Restricted cash, end of period	68,988	32,516
Cash and restricted cash, end of period	$81,083	$83,650

17.	Segment Information

The Company has one consolidated reportable segment. This segment derives revenues from customers through the leasing of home-basing aircraft hangars and through services and products ancillary to its leasing activities. As of March 31, 2026, the Company drives revenue entirely within the United States and manages the business activities on a consolidated basis.

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

18.	Commitments and Contingencies

In addition to the lease payment commitments discussed in Note 8 — Leases — Lessee, the ground leases to which the Company is a party contain covenants that require the Company to conduct construction of hangar facilities on the leased grounds within a certain period and in some cases, to spend a minimum dollar amount.

Airport	Project	Minimum Spend Commitment	Timeframe Commitments
CMA	CMA Phase I	$20.0 million of capital improvements.	Complete minimum spend commitment within 60 months of the effective date of the lease.
DVT	DVT Phase II	$14.6 million of capital improvements.	Complete construction within 36 months of receiving all permitting documents.
ORL	ORL Phase I	$30.0 million of capital improvements.	Complete minimum spend commitment within 36 months of the effective date of the lease.
ORL	ORL Phase II	$5.0 million of capital improvements.	Commence construction within 5 years of effective date of the lease and complete construction within 24 months of construction commencement.
POU	POU Phase I	$25.0 million of capital improvements.	Commence construction within 6 months of the issuance of permits and complete construction within 15 months of construction commencement.
PWK	PWK Phase I	None.	Commence construction within 6 months of the issuance of permits and complete construction within 18 months of construction commencement.
SJC	All Phases	$8.1 million of capital improvements.	Complete minimum spend commitment within 15 years of lease commencement.
SLC	SLC Phase I	$40.0 million of capital improvements.	None.
TTN	TTN Phase I	$30.0 million of capital improvements.	Complete construction within 36 months of receiving all permitting documents or no later than 48 months after the effective date of the lease.

The Company has contracts for construction of the OPF Phase II, BDL Phase I, and POU Phase I construction projects. The Company  may terminate any of the contracts or suspend construction without cause. There are no termination penalties under such construction contracts.

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

19.	Related Party Transactions

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

As of March 31, 2026 and  December 31, 2025, the Company had loaned a total of $1.1 million and $1.1 million, respectively, to such company, the balance of which is presented as a component of accounts receivable, prepaid expenses, and other assets within the Company’s consolidated balance sheet.

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

For the three months ended March 31, 2026 and 2025, the Company recognized approximately $0.1 million and $0.1 million of expense, respectively, within pursuit and marketing expenses under the terms of this agreement. The related liability is included in Accounts payable, accrued expenses and other liabilities within the consolidated balance sheet as of March 31, 2026.

Other Relationships

For the three months ended March 31, 2026 and 2025, the Company recognized less than $0.1 million of expense for consulting services received from a company that employed the Chief Financial Officer until prior to  July 1, 2021.

On June 1, 2025, the Company hired an individual to serve as its head of construction and president of one of its wholly-owned subsidiaries, Ascend Aviation Services (“Ascend”). Such individual was previously employed by, and continues to hold a financial interest in, a company that provides construction services to the Company (the “General Contractor”). The General Contractor was previously engaged by the Company to serve as general contractor in connection with its SGR and APA Phase I development project. During the three months ended March 31, 2026 and 2025, the Company incurred $0 and $3.4 million of construction costs associated with the General Contractor at its APA Phase I project, respectively. The General Contractor was also previously engaged by the Company to serve as an architectural and engineering consultant in connection with its ADS Phase II development project. During the three months ended March 31, 2026 and 2025, the Company incurred $0 of construction costs associated with such services. All such costs are capitalized and included as a component of cost of construction within the consolidated balance sheet as of March 31, 2026.

Ascend shares office space, equipment, and various administrative services with the General Contractor. Costs incurred by the General Contractor are allocated between Ascend and the General Contractor and are charged at cost. During three months ended March 31, 2026 the allocated costs from the General Contractor to Ascend were less than $0.1 million.

20.	Subsequent Events

On April 17, 2026, the subsidiary of the Company that owns a hangar campus at SLC was added to the borrowing base of the Term Loan Facility. Subsequently, the Company drew funds of approximately $14 million under the Term Loan Facility in order to reimburse the Parent for prior advances associated with capital expenditures at SLC and certain other general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities Exchange Commission (the “SEC”) on March 19, 2026 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov.

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

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in our Form 10-K may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in our Form 10-K or this Form 10-Q. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this prospectus, those results or developments may not be indicative of results or developments in subsequent periods.

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

The table below presents certain information with respect to our portfolio of ground leases as of March 31, 2026.

Airport	IATA Code	Location (City, State)	Location (Metropolitan Center)	Ground Lessor	Ground Lease Acres	Ground Lease Exp. Year(1)
Addison Airport	ADS	Addison, TX	Dallas, TX	Town of Addison	12.5	2065
Bradley International Airport	BDL	Windsor Locks, CT	Hartford, CT	Connecticut Airport Authority	8.0	2075
Camarillo Airport(2)	CMA	Camarillo, CA	Los Angeles, CA	County of Ventura	17.1	2073
Centennial Airport	APA	Englewood, CO	Denver, CO	Arapahoe County Public Airport Authority	19.7	2097
Chicago Executive Airport	PWK	Wheeling, IL	Chicago, IL	Village of Wheeling and City of Prospect Heights	15.0	2075
Fort Worth Meacham International Airport	FTW	Fort Worth, TX	Fort Worth, TX	City of Fort Worth	4.5	2056
Hillsboro Airport	HIO	Hillsboro, OR	Portland, OR	Port of Portland	13.2	2072
Hudson Valley Regional Airport	POU	Wappingers Falls, NY	New York, NY	County of Duchess	7.1	2066
Long Beach Airport	LGB	Long Beach, CA	Los Angeles, CA	City of Long Beach	17.1	2075
Miami-Opa Locka Executive Airport	OPF	Opa Locka, FL	Miami, FL	Miami-Dade County	22.6	2079
Nashville International Airport	BNA	Nashville, TN	Nashville, TN	Metropolitan Nashville Airport Authority	15.2	2070
New York Stewart International Airport	SWF	New Windsor, NY	New York, NY	The Port Authority of New York and New Jersey	26.0	2070
Orlando Executive Airport	ORL	Orlando, FL	Orlando, FL	Greater Orlando Aviation Authority	20.0	2074
Phoenix Deer Valley Airport	DVT	Phoenix, AZ	Phoenix, AZ	City of Phoenix	15.4	2061
Salt Lake City International Airport	SLC	Salt Lake City, UT	Salt Lake City, UT	Salt Lake City Corporation	8.4	2077
San José Mineta International Airport	SJC	San José, CA	San José, CA	City of San José	6.5	2044
Sugar Land Regional Airport	SGR	Sugar Land, TX	Houston, TX	City of Sugar Land	4.1	2049
Trenton-Mercer Airport	TTN	Ewing, NJ	New York, NY - Philadelphia, PA	County of Mercer	11.8	2078
Washington Dulles International Airport	IAD	Dulles, VA	Washington, DC	Metropolitan Washington Airports Authority	18.0	2084

(1)

Ground lease expiration years presented include estimates of term commencements based on the achievement of certain milestones and assume the exercise of all lease term extension options exercisable at our sole discretion.

(2)	Our portfolio at Camarillo Airport consists of two ground leases which cover 6.2 and 10.9 acres, respectively. Such leases expire in 2071 and 2073, respectively.

The following tables provide supplemental information regarding each of our home basing hangar campus properties in operation and in development:

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at March 31, 2026	Economic Occupancy at March 31, 2026(1)
SGR	December 2020	7	66,080	7.1%	100.0%	100.0%
BNA	November 2022	10	149,069	16.0%	100.0%	101.7%
OPF Phase I	February 2023	12	160,092	17.2%	97.6%	97.6%
DVT Phase I	April 2025	8	134,270	14.4%	70.6%	70.6%
ADS Phase I	June 2025	6	118,602	12.7%	85.5%	85.5%
APA Phase I	September 2025	9	130,664	14.0%	36.6%	36.6%
SJC Renovation	Existing facility	1	50,431	5.4%	100.0%	131.7%
CMA	Existing facility	4	121,931	13.1%	100.0%	102.1%
Total/Weighted Average		57	931,139	100.0%	84.6%	86.9%

(1)

Economic Occupancy is measured as the total square footage of aircraft subject to leases divided by the total rentable square footage of the designated property. The square footage of individual aircraft is calculated by multiplying its respective length (i.e., from its nose to its tail) by its wingspan. We believe we can achieve Economic Occupancy in excess of 100% in our semi-private hangars due to stacking considerations and the manner in which we price such semi-private leases. Occupancy and Economic Occupancy are key performance indicators which may be calculated in a manner different than similar key performance indicators used by other issuers. These metrics are estimated operating metrics and not projections, nor actual financial results, and are not indicative of current or future performance.

PROPERTIES IN DEVELOPMENT

		Projected	Projected	Estimated Total
		Construction	Completion	Project Cost		Rentable
Facility	Status	Start (1)	Date (1)	($mm) (1)	Hangars (1)	Square Footage (1)
ADS Phase II	In Construction	Q2 2025	Q1 2027	24.6 - 27.6	4	110,990
APA Phase II	In Development	TBD	TBD	30.4 - 33.6	3	57,570
CMA Phase I	In Development	Q2 2027	Q2 2028	26.0 - 35.0	3	92,680
BDL Phase I	In Construction	Q3 2025	Q4 2026	40.0 - 42.1	3	107,360
DVT Phase II	In Development	TBD	TBD	34.6 - 38.6	4	132,732
FTW Phase I	In Development	Q1 2027	Q1 2028	17.5 - 19.5	2	74,560
HIO Phase I	In Development	Q4 2026	Q1 2028	32.0 - 34.0	4	107,680
HIO Phase II	In Development	TBD	TBD	29.5 - 32.0	2	85,760
IAD Phase I	In Development	Q4 2026	Q1 2028	55.0 - 60.8	4	171,520
IAD Phase II	In Development	TBD	TBD	44.7 - 49.4	4	171,520
LGB Phase I	In Development	Q3 2027	Q1 2029	55.0 - 67.0	5	196,920
OPF Phase II	In Construction	Q1 2025	Q2 2026	39.3 - 39.6	3	111,201
ORL Phase I	In Development	Q2 2026	Q3 2027	39.5 - 43.6	4	133,640
ORL Phase II	In Development	TBD	TBD	35.2 - 39.0	3	128,640
POU Phase I	In Development	Q2 2026	Q3 2027	31.0 - 32.5	2	85,760
POU Phase II	In Development	TBD	TBD	18.3 - 20.3	1	42,880
PWK Phase I	In Development	Q4 2026	Q1 2028	37.0 - 42.0	3	128,640
PWK Phase II	In Development	TBD	TBD	TBD	4	171,520
SJC Phase II	In Development	Q3 2027	Q4 2028	17.1 - 17.9	1	28,000
SLC Phase I	In Construction	Q1 2026	Q1 2027	47.2 - 49.0	4	171,520
SWF Phase I	In Development	TBD	TBD	TBD	8	256,240
TTN Phase I	In Development	Q3 2026	Q4 2027	40.1 - 44.3	3	128,640
Total				694.0 - 767.8	74	2,695,973

(1)

Our projections associated with the commencement and completion of construction, estimated total construction cost, number of hangars, and rentable square footage of our properties in development are inherently subjective and require judgement to estimate. We believe that our estimates of construction costs and timelines are subject to variability based on various factors including, but not limited to, changes in anticipated site plans, hangar mix, hangar specifications, executed guaranteed maximum price construction contracts, and general market conditions.

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

Factors That May Influence Future Results of Operations

Airfield and Tenant Portfolio Growth

Our future success depends upon our ability to attract and retain tenants for hangars at our HBO campuses. The extent to which we achieve growth in our customer base materially influences our business and results of operations. Any number of factors could affect our ability to grow our customer base, including tenant preferences for hangar space and related services, including size and location of the hangar, as well as general economic conditions. The level and volatility of fuel prices may also impact the general aviation industry and our ability to attract and retain tenants. For example, during the first quarter of 2026, fuel prices increased significantly as a result of ongoing geopolitical events and market disruptions. At our ADS, APA, and CMA HBO campuses, we are directly exposed to fluctuations in fuel prices, which could have have a material effect on our operating results at such campuses. Due to the competitive nature of our industry, we cannot predict the impact periods of high volatility in fuel prices or significant disruptions in the supply of aircraft fuel will have on our ability to attract and retain tenants. In addition, our ability to attract and retain customers may be dependent on other factors outside of our control, including the future trend of private aircraft sizes and the availability of alternative hangars, including size, location and/or services provided. Any significant decline in our customer base, or in our rate of growth, could have a material adverse effect on our business and results of operations, which could, in turn, result in a decline in the trading price of our securities.

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

Our projections associated with the commencement and completion of construction, estimated total construction cost, hangars, and rentable square footage of our properties in development are inherently subjective and require judgement to estimate. We believe that our estimates of construction costs and timelines are subject to variability based on various factors including, but not limited to, changes in anticipated site plans, hangar mix, hangar specifications, executed guaranteed maximum price construction contracts, and general market conditions. During 2025, we updated many of our preliminary estimates based on our intention to begin incorporating a larger hangar prototype into our home basing hangar campuses, which is intended to provide an increase in rentable square footage of hangar, office, and lounge space upon completion. This larger hangar prototype requires an increase in construction materials and components, and we expect its incorporation into multiple future development projects will ultimately result in cost savings through the realization of economies of scale. Our updated estimates of total construction costs do not include projections of potential cost reductions due to such efficiencies, and we continue to reevaluate our preliminary and updated estimates from time to time over the course of the development lifecycle. We intend to continue to mitigate inflationary pressures, reduce construction costs to the greatest extent possible, and pursue compressed development schedules. We currently structure our guaranteed maximum price construction contracts with shared savings clauses to incentivize the general contractors to reduce construction costs. No assurance can be given that our cost mitigation strategies will be successful, the costs of our ongoing and future projects will not exceed budgets or the guaranteed maximum price for such projects, or that the completion will not be delayed beyond the projected completion dates.

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

We previously raised equity capital, including the 2024 Purchase Agreement and 2023 Purchase Agreement entered into on September 16, 2024 and November 1, 2023, respectively, see Liquidity and Capital Resources — Private Placement and Securities Purchase Agreement below, to begin to fund construction at additional HBO campuses over the next several years. We also have the ability to access the capital markets through our ATM Facility and through our effective shelf registration statement on Form S-3. On average, each future campus is anticipated to be composed of 200,000 rentable square feet and is expected to cost approximately $60 million, with 70% or more to be funded with additional private activity bonds or other indebtedness. All future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

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

Operating Expenses

In addition to changes in our revenue, our operating results are affected by, among other things, the level of our operating expenses. One of our largest expenses is the payments payable under our ground leases. For the three months ended March 31, 2026 and 2025, we recognized expense related to ground leases of approximately $4.0 million and $2.9 million, respectively. We elect to expense rather than capitalize ground lease expense incurred at hangar campus sites under development and will incur expense under GAAP regardless of whether our ground leases defer cash rent payments until completion of construction. As we enter into new ground leases at new airport sites, our ground lease expense and associated cash payments to airport landlords will ultimately continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively. Other operating expenses reflected in our consolidated statement of operations are reflective of the professional, legal and consulting fees, compensation costs, and other general and administrative expenses, including those necessary to support our business as a public company such as expenses associated with corporate governance, SEC reporting, and other compliance matters. While we expect that such expenses will rise in some measure as our portfolio of hangar campuses grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies, economies of scale, insourcing of job functions, and cost control measures.

Operating Income (Loss)

The presentation of operating income (loss) provides a measure of performance which is useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Operating income (loss) is computed by deducting operating expenses from revenue.

Net Income (Loss)	The presentation of net income provides a measure of performance which is useful for investors, analysts and other interested parties in company-to-company operating performance comparisons.

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

Net Cash Provided By (Used In) Operating Activities

We focus on measures designed to monitor cash flow, including net cash provided by (used in) operating activities. The presentation of net cash provided by (used in) operating activities provides a measure of performance which is useful for investors, analysts and other interested parties in company-to-company operating performance comparisons.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include assumptions used within impairment analyses, estimated useful lives of depreciable assets and amortizable costs, estimates of inputs utilized in determining the fair value of financial instruments such as warrants, and estimates and assumptions related to right-of-use assets and operating lease liabilities. Actual results could differ materially from those estimates.

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

Results of Operations

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Three months ended
	March 31, 2026	March 31, 2025	Change
Revenue:
Rental revenue	$6,493	$4,461	$2,032
Fuel revenue	2,232	1,132	1,100
Total revenue	8,725	5,593	3,132

Expenses:
Campus operating expenses	2,574	1,884	690
Fuel expenses	1,154	734	420
Ground lease expenses	3,953	2,904	1,049
Depreciation and amortization	1,967	1,099	868
Pursuit and marketing expenses	622	580	42
Employee compensation and benefits	4,343	4,239	104
General and administrative expenses	1,083	976	107
Total expenses	15,696	12,416	3,280

Operating loss	(6,971)	(6,823)	(148)

Other (income) expense:
Interest expense	1,296	138	1,158
Unrealized loss on warrants	790	2,528	(1,738)
Other income	(85)	(363)	278
Total other (income) expense	2,001	2,303	(302)

Net loss	$(8,972)	$(9,126)	$154

Revenues

Rental revenues for the three months ended March 31, 2026 were approximately $6.5 million, compared to approximately $4.5 million for the three months ended March 31, 2025. The $2.0 million, or 46%, increase was primarily the result of operations at our DVT, APA, and ADS hangar campuses, which commenced operations throughout the year ended December 31, 2025, and the cumulative impact of increased occupancy at our BNA, OPF, and SJC hangar campuses.

Fuel revenues for the three months ended March 31, 2026 were approximately $2.2 million, compared to approximately $1.1 million for the three months ended March 31, 2025. The approximately $1.1 million, or 97%, increase was primarily the result of a $0.8 million increase in fuel sales at our CMA, ADS, and APA hangar campuses, where our fuel revenues and related expenses are recognized on a gross basis. Other fuel revenue increased by approximately $0.3 million, which was primarily driven by an increase in fuel gallons uplifted at our BNA, OPF, and SJC hangar campuses due to increased occupancy.

Operating Expenses

Campus operating expenses increased approximately $0.7 million, or 37%, from approximately $1.9 million for the three months ended March 31, 2025, to approximately $2.6 million for the three months ended March 31, 2026. Salaries, wages, and benefits associated with our hangar campus personnel increased approximately $0.2 million, primarily driven by headcount increases associated with the commencement of operations at our DVT, APA, and ADS hangar campuses throughout the year ended December 31, 2025. Other campus operating expenses increased approximately $0.5 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at DVT, APA, and ADS.

Fuel expenses for the three months ended March 31, 2026 were approximately $1.1 million, compared to approximately $0.7 million for the three months ended March 31, 2025. The approximately $0.4 million, or 57%, increase was primarily the result of an increase in the cost of fuel of approximately $0.4 million, driven by the impact of recognizing fuel revenue and expenses on a gross basis at our CMA, ADS, and APA hangar campuses.

Ground lease expenses increased approximately $1.1 million, or 36%, from approximately $2.9 million for the three months ended March 31, 2025, to approximately $4.0 million for the three months ended March 31, 2026. The increase in ground lease expense was driven by the ground leases signed at the ground leases signed at SWF and HIO during the three months ended June 30, 2025 and the ground leases signed at LGB and FTW during the three months ended December 31, 2025.

Depreciation and amortization for the three months ended March 31, 2026 was approximately $2.0 million, as compared to approximately $1.1 million for the three months ended March 31, 2025. The approximately $0.9 million, or 79%, increase was primarily driven by the commencement of operations at our DVT and ADS campuses during the three months ended June 30, 2025, and the commencement of operations at our APA campus during the three months ended September 30, 2025.

Operating Expenses - Continued

Pursuit and marketing expenses for the three months ended March 31, 2026 were approximately $0.6 million, compared to approximately $0.6 million for the three months ended March 31, 2025. The 7% increase was primarily the result of increased marketing spend and our investment in our growth strategy in securing airport site acquisitions and potential tenants throughout the year.

Employee compensation and benefits expenses increased approximately $0.1 million, or 3%, to $4.3 million for the three months ended March 31, 2026, as compared to approximately $4.2 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in expense recognized associated with our equity compensation programs.

For the three months ended March 31, 2026 and 2025, other general and administrative expenses were approximately $1.1 million and approximately $1.0 million, respectively. The approximately $0.1 million, or 11%, increase was primarily driven by increases in professional fees and technology costs due to the expansion of the business and headcount, offset by a slight decrease in corporate insurance premiums.

Other (Income) Expense

Other expense decreased from approximately $2.3 million for the three months ended March 31, 2025, to approximately $2.0 million for the three months ended March 31, 2026. The decrease was primarily due to an approximately $1.7 million difference in the mark-to-market adjustment of the outstanding warrants at March 31, 2026 as compared to March 31, 2025 offset by an approximately $1.2 million increase in interest expense due to higher indebtedness and an approximately $0.3 million decrease in interest income.

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

Management uses Adjusted EBITDA to facilitate operating performance comparisons from period to period. We believe this non-GAAP financial measure provides investors, analysts, and other interested parties useful information to evaluate our business performance as the removal of certain non-cash expenses and income facilitates company-to-company operating performance comparisons. While we believe this non-GAAP financial measure is useful in evaluating our business, it should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measures may not be the same as a similarly entitled measure reported by other companies, limiting their usefulness as comparative measures. See below for a reconciliation of net income (loss) to Adjusted EBITDA, as well as “Key Business Metrics” for further discussion of Adjusted EBITDA.

Adjusted EBITDA

A reconciliation of net income (loss) to Adjusted EBITDA is presented below:

	Three months ended
	March 31, 2026	March 31, 2025
Net income (loss)	$(8,972)	$(9,126)
Add (subtract):
Depreciation and amortization	1,967	1,099
Interest expense	1,296	138
Other income	(85)	(363)
Changes in fair value of warrant liabilities	790	2,528
Equity-based compensation	1,602	1,238
Non-cash operating lease expense	2,334	1,481
Non-cash operating lease income	(422)	(308)
Adjusted EBITDA	$(1,490)	$(3,313)

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

We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional private activity bonds, drawdowns under the Term Loan Facility, and other debt and the issuance of additional equity securities. We also have the ability to utilize our ATM Facility or otherwise utilize our shelf registration statement on Form S-3 to access the capital markets. However, we cannot assure you that we will have access to these sources of capital or that, even if such sources of capital are available, that these sources of capital will be available on favorable terms. Our ability to incur additional debt will depend on multiple factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that are or may be imposed by future lenders. Our ability to access the equity and debt capital markets will depend on multiple factors as well, including general market conditions for real estate companies, our degree of leverage, the trading price of our common stock and debt and market perceptions about us.

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at a major financial institution pursuant to the Series 2021 Bonds indenture. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of March 31, 2026.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$12,095	$20,718
Restricted cash	68,988	16,306
Restricted investments	106,541	11,453
Total cash, restricted cash, investments, and restricted investments	$187,624	$48,477

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

During the three months ended March 31, 2026, the Company sold 47,371 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $10.07. As of March 31, 2026, ATM Shares having an aggregate gross sales price of up to approximately $97.3 million remain available for issuance under the A&R ATM Agreement.

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

As of March 31, 2026, we were in compliance with all debt covenants.

Lease Commitments

The Company’s future minimum lease payments required under leases as of March 31, 2026 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026 (remainder of year)	$5,033	$43
2027	8,561	45
2028	10,390	32
2029	11,135	-
2030	11,239	-
Thereafter	650,866	-
Total lease payments	697,224	120
Less imputed interest	(500,600)	(9)
Total	$196,624	$111

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Cash and restricted cash at beginning of period	$37,024	$94,359
Net cash used in operating activities	(3,918)	(5,050)
Net cash used in investing activities	(126,933)	(4,497)
Net cash provided by (used in) financing activities	174,910	(1,162)
Cash and restricted cash at end of period	$81,083	$83,650

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

 Net cash used in operating activities was approximately $3.9 million for the three months ended March 31, 2026, as compared to cash used in operating activities of approximately $5.1 million for the same period in 2025. The approximately $1.1 million decrease in cash used in operating activities was primarily attributable to an approximately $1.2 million decrease in net loss, net of non-cash adjustments, offset by an unfavorable change in working capital of approximately $0.1 million. The decrease in net loss, net of non-cash adjustments was primarily driven by the impact of increases in revenue from our operations at DVT, APA, and ADS. The unfavorable change in working capital was primarily driven by the timing of collections of accounts receivable as well as spending commitments and payments of our accounts payable and other accrued expenses.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of hangar campus development projects.

 Net cash used in investing activities was approximately $126.9 million for the three months ended March 31, 2026, as compared to cash used in investing activities of approximately $4.5 million for the same period in 2025. The increase of approximately $122.4 million of cash used in investing activities was driven primarily by an increase in purchases of available-for-sale and held-to-maturity securities of $63.9 million due to the investment of certain Series 2026 Bonds proceeds, a decrease in proceeds received from available-for-sale investments of approximately $49.9 million, and an increase of capital expenditures of approximately $8.4 million.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash provided by financing activities was approximately $174.9 million for the three months ended March 31, 2026, as compared to net cash used in financing activities of approximately $1.2 million for the same period in 2025. The approximately $176.1 million increase in net cash used in financing activities was primarily driven by proceeds received from the issuance of the Series 2026 Bonds of $150.0 million and approximately $29.0 million of proceeds received from the Term Loan Facility and 2026 Yorkville Promissory Note. These were offset by an increase of $3.9 million in payments for debt issuance costs.

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

In connection with the preparation of this Form 10-Q, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, there were no unregistered sales of the Company’s securities that were not reported in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

(a)	See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

10.1	First Amendment to Draw Down Note Purchase and Continuing Covenant Agreement, dated January 8, 2026, by and among Sky Harbour Capital II LLC, the other borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger.	8-K	001-39648	10.1	January 12, 2026

10.2	Trust Indenture, dated as of January 1, 2026, by and between the Public Finance Authority of Wisconsin and UMB Bank, N.A., as bond trustee.	8-K	001-39648	10.1	February 18, 2026

10.3	Loan Agreement, dated as of January 1, 2026, by and among the Public Finance Authority of Wisconsin and Sky Harbour Capital III LLC.	8-K	001-39648	10.2	February 18, 2026

10.4	Guaranty of Sky Harbour LLC in favor of UMB Bank, N.A.	8-K	001-39648	10.3	February 18, 2026

10.5	Guaranty of Sky Harbour Holdings IV LLC in favor of UMB Bank, N.A.	8-K	001-39648	10.4	February 18, 2026

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104 (#)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(#)	Filed herewith.
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

May 14, 2026

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

May 14, 2026

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

May 14, 2026