Form 10-Q
period 2026-06-30
Sky Harbour Group Corp
filed 2026-08-12
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, 34,570,375 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.	FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
Assets
Cash	$18,966	$20,718
Restricted cash	145,060	16,306
Restricted investments	42,863	11,453
Accounts receivable, prepaid expenses, and other assets	16,750	14,154
Cost of construction	84,163	60,837
Constructed assets, net	309,154	267,687
Right-of-use assets	181,107	177,955
Long-lived assets, net	22,304	21,356
Lease intangible assets, net	2,562	2,710
Total assets	$822,929	$593,176

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$43,619	$37,360
Operating lease liabilities	197,954	190,222
Loans payable and finance lease liabilities	100,332	20,544
Bonds payable, net of debt issuance costs and premiums	309,767	162,815
Warrants liability	7,267	10,269
Total liabilities	658,939	421,210

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of June 30, 2026; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,510,324 and 33,989,673 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,046,356 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	178,878	173,514
Accumulated deficit	(52,589)	(45,774)
Accumulated other comprehensive income	-	-
Total Sky Harbour Group Corporation stockholders’ equity	126,296	127,747

Non-controlling interests	37,694	44,219
Total equity	163,990	171,966

Total liabilities and equity	$822,929	$593,176

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Rental revenue	$7,030	$5,225	$13,523	$9,685
Fuel revenue	2,825	1,363	5,057	2,495
Total revenue	9,855	6,588	18,580	12,180

Expenses:
Campus operating expenses	2,379	2,226	4,953	4,109
Fuel expenses	1,867	923	3,022	1,657
Ground lease expenses	3,857	3,568	7,810	6,472
Depreciation and amortization	2,119	1,479	4,086	2,578
Pursuit and marketing expenses	665	585	1,287	1,165
Employee compensation and benefits	4,614	4,294	8,957	8,533
General and administrative expenses	1,122	1,041	2,205	2,018
Total expenses	16,623	14,116	32,320	26,532

Operating loss	(6,768)	(7,528)	(13,740)	(14,352)

Other (income) expense:
Interest expense	1,337	133	2,633	271
Unrealized gain on warrants	(3,792)	(21,801)	(3,002)	(19,274)
Other expense (income)	55	(216)	(30)	(579)
Total other (income) expense	(2,400)	(21,884)	(399)	(19,582)

Net loss	(4,368)	14,356	(13,341)	5,230

Net loss attributable to non-controlling interests	(3,131)	(3,097)	(6,525)	(5,847)
Net loss attributable to Sky Harbour Group Corporation shareholders	$(1,237)	$17,453	$(6,816)	$11,077

Loss per share
Basic	$(0.04)	$0.52	$(0.20)	$0.33
Diluted	$(0.04)	$0.18	$(0.20)	$0.07
Weighted average shares
Basic	34,457	33,827	34,266	33,747
Diluted	34,457	77,867	34,266	77,768

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net (loss) income	$(4,368)	$14,356	$(13,341)	$5,230
Unrealized gains on available-for-sale securities	-	70	244	70
Realized gains on available-for-sale securities reclassified to the consolidated statements of operations	(244)	-	(244)	(53)
Total comprehensive (loss) income	$(4,612)	$14,426	$(13,341)	$5,247

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Accumulated Other	Total	Non-
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2025	33,989,673	$3	42,046,356	$4	$173,514	$(45,774)	$-	127,747	$44,219	$171,966
Share-based compensation	-	-	-	-	1,602	-	-	1,602	-	1,602
Vesting of restricted stock units	261,825	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(81,014)	-	-	-	(654)	-	-	(654)	-	(654)
Issuance of stock through ATM Facility, net of equity issuance costs	47,371	-	-	-	465	-	-	465	-	465
Shares issued as debt issuance costs	40,000	-	-	-	362	-	-	362	-	362
Other comprehensive income	-	-	-	-	-	-	244	244	-	244
Net loss	-	-	-	-	-	(5,578)	-	(5,578)	(3,394)	(8,972)
Balance at March 31, 2026	34,257,855	$3	42,046,356	$4	$175,289	$(51,352)	$244	$124,188	$40,825	$165,013
Share-based compensation	-	-	-	-	1,816	-	-	1,816	-	1,816
Vesting of restricted stock units	79,878	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(22,521)	-	-	-	(226)	-	-	(226)	-	(226)
Issuance of stock through ATM Facility, net of equity issuance costs	195,112	-	-	-	2,019	-	-	2,019	-	2,019
Payment of equity issuance costs	-	-	-	-	(20)	-	-	(20)	-	(20)
Other comprehensive loss	-	-	-	-	-	-	(244)	(244)	-	(244)
Net loss	-	-	-	-	-	(1,237)	-	(1,237)	(3,131)	(4,368)
Balance at June 30, 2026	34,510,324	$3	42,046,356	$4	$178,878	$(52,589)	$-	$126,296	$37,694	$163,990

	Class A		Class B		Additional		Accumulated Other	Total	Non-	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Balance at December 31, 2024	33,456,227	$3	42,046,356	$4	$168,634	$(64,592)	$53	104,102	$55,716	$159,818
Share-based compensation	-	-	-	-	1,193	-	-	1,193	45	1,238
Vesting of restricted stock units	201,207	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(59,548)	-	-	-	(661)	-	-	(661)	-	(661)
Payment of equity issuance costs	-	-	-	-	(65)	-	-	(65)	-	(65)
Exchange of Sky Incentive Units	196,000	-	-	-	75	-	-	75	(75)	-
Other comprehensive loss	-	-	-	-	-	-	(53)	(53)	-	(53)
Net loss	-	-	-	-	-	(6,376)	-	(6,376)	(2,750)	(9,126)
Balance at March 31, 2025	33,793,886	$3	42,046,356	$4	$169,176	$(70,968)	$-	$98,215	$52,936	$151,151
Share-based compensation	-	-	-	-	1,293	-	-	1,293	30	1,323
Vesting of restricted stock units	31,190	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(10,175)	-	-	-	(116)	-		(116)	-	(116)
Issuance of stock through ATM Facility, net of equity issuance costs	20,472	-	-	-	281	-		281		281
Payment of equity issuance costs	-	-	-	-	(20)	-		(20)	-	(20)
Other comprehensive loss	-	-	-	-	-	-	70	70	-	70
Net income (loss)	-	-	-	-	-	17,453	-	17,453	(3,097)	14,356
Balance at June 30, 2025	33,835,373	$3	42,046,356	$4	$170,614	$(53,515)	$70	$117,176	$49,869	$167,045

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net (loss) income	$(13,341)	$5,230
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,109	2,631
Amortization of debt issuance costs	996	-
Straight-line rent adjustments, net	(782)	(465)
Equity-based compensation	3,418	2,561
Non-cash operating lease expense	4,580	3,348
Realized gain on available for sale investments	(9)	(54)
Paid-in-kind interest expense	537	-
Loss on disposition of assets	85	69
Unrealized gain on warrants	(3,002)	(19,274)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other assets	(431)	(272)
Accounts payable, accrued expenses, and other liabilities	407	232
Net cash used in operating activities	(3,433)	(5,994)

Cash flows from investing activities:
Purchases of long-lived assets	(2,426)	(6,221)
Payments for cost of construction	(62,232)	(39,429)
Proceeds from disposition of long-lived assets	-	553
Investment in notes receivable, net	-	(121)
Purchases of available for sale investments	(83,533)	(164,640)
Purchases of held-to-maturity investments	(31,359)	-
Proceeds from available for sale investments	83,542	152,699
Proceeds from held-to-maturity investments	-	2,356
Net cash used in investing activities	(96,008)	(54,803)

Cash flows from financing activities:
Proceeds from ATM Facility	2,545	281
Proceeds from issuance of bonds payable	150,000	-
Proceeds from issuance of loans payable	78,810	-
Principal payments for loans payable and finance leases	(105)	(871)
Payments for debt issuance costs	(3,906)	-
Payments for equity issuance costs	(20)	(90)
Payments of employee taxes related to vested equity awards	(881)	(777)
Net cash provided by (used in) financing activities	226,443	(1,457)

Net increase (decrease) in cash and restricted cash	127,002	(62,254)

Cash and restricted cash, beginning of period	37,024	94,359

Cash and restricted cash, end of period	$164,026	$32,105

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(in thousands, except share data)

1.	Organization and Business Operations

Sky Harbour Group Corporation (“SHG”) is a holding company organized under the laws of the State of Delaware and, through its main operating subsidiary, Sky Harbour LLC and its subsidiaries (collectively, “Sky”), is an aviation infrastructure development company that develops, constructs, leases, and manages general aviation hangars for business aircraft across the United States. SHG and its consolidated subsidiaries are collectively referred to as the “Company.”

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of June 30, 2026, SHG owned approximately 45.1% of the Sky Common Units and the prior holders of Sky Common Units (the “LLC Interests”) owned approximately 54.9% of the Sky Common Units and control the Company through their ownership of the Company's Class B Common Stock, $0.0001 par value (“Class B Common Stock”).

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

The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for the three and six months ended June 30, 2026 and 2025. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 18 — Commitments and Contingencies.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not derive 10% of its revenue from any single tenant.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three and six months ended June 30, 2026 and 2025. The effective income tax rate for the three and six months ended June 30, 2026 and 2025 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized due to the cumulative losses sustained by the Company to date.

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

Unrealized losses on certain of the Company’s investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the three and six months ended June 30, 2026. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. As of June 30, 2026, the Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets.

The following tables set forth summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Restricted investments - U.S. Treasuries	$-	$-	$-	$-
Total securities available-for-sale	$-	$-	$-	$-

Securities held-to-maturity:
Restricted investments - U.S. Treasuries	42,863	188	(387)	42,664
Total securities held-to-maturity	$42,863	$188	$(387)	$42,664

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Restricted investments - U.S. Treasuries	$-	$-	$-	$-
Total securities available-for-sale	$-	$-	$-	$-

Securities held-to-maturity:
Restricted investments - U.S. Treasuries	11,453	55	-	11,508
Total securities held-to-maturity	$11,453	$55	$-	$11,508

The following table sets forth the maturity profile of the Company’s investments and restricted investments as of June 30, 2026:

	Securities Available-for-Sale	Securities Held-to-Maturity
Due within one year	$-	$20,439
Due one year through five years	-	22,424
Total	$-	$42,863

4.	Cost of Construction and Constructed Assets

Constructed assets, net, and cost of construction, consists of the following:

	June 30, 2026	December 31, 2025
Constructed assets, net of accumulated depreciation:
Buildings: ADS Phase I, APA Phase I, BNA, CMA, DVT Phase I, OPF, SGR, and SJC Renovation	$322,189	$277,473
Accumulated depreciation	(13,035)	(9,786)
	$309,154	$267,687
Cost of construction:
ADS Phase II, BDL Phase I, HIO Phase I, IAD Phase I, ORL Phase I, POU Phase I, PWK Phase I, SLC Phase I, and TTN Phase I	$84,163	$60,837

Depreciation expense for the three and six months ended June 30, 2026 totaled approximately $1.7 million and $3.2 million, respectively. Depreciation expense for the three and six months ended June 30, 2025 totaled approximately $1.2 million and $2.0 million, respectively.

5.	Long-lived Assets

Long-lived assets, net, consists of the following:

	June 30, 2026	December 31, 2025
Ground support equipment	$2,988	$2,882
Machinery and equipment	8,281	7,719
Buildings	8,001	7,993
Land	1,620	1,620
Other equipment and fixtures	2,300	1,899
Purchase deposits and construction in progress	3,515	2,658
	26,705	24,771
Accumulated depreciation	(4,401)	(3,415)
	$22,304	$21,356

Depreciation expense for the three and six months ended June 30, 2026 totaled approximately $0.4 million and $0.7 million, respectively. Depreciation expense for the three and six months ended June 30, 2025 totaled approximately $0.3 million and $0.5 million, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, long-lived assets included approximately $3.5 million and $2.7 million, respectively, of purchase deposits towards long-lived assets and construction in progress which are not being depreciated as the assets have not been placed into service.

6.	Lease Intangible Assets

Lease intangible assets, net, consists of the following:

	June 30, 2026	December 31, 2025
Acquired in-place lease	$1,878	$1,878
Above market leases	1,151	1,151
	3,029	3,029
Accumulated amortization	(467)	(319)
Total lease intangible assets	$2,562	$2,710

Amortization expense for the three and six months ended June 30, 2026 totaled approximately $0.1 million and $0.1 million, respectively. Amortization expense for the three and six months ended June 30, 2025 totaled approximately $0.1 million and $0.1 million, respectively. Less than $0.1 million of amortization expense is included within rental revenue within the consolidated statements of operations for all periods presented.

7.	Accounts Payable, Accrued Expenses, and Other Liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	June 30, 2026	December 31, 2025
Costs of construction	$19,434	$18,442
Employee compensation and benefits	1,483	2,017
Interest	8,430	3,889
Professional fees	863	851
Property taxes	489	444
Deferred rent and tenant rent received in advance	6,224	6,649
Tenant security deposits	2,032	1,536
Other	4,664	3,532
	$43,619	$37,360

8.	Leases — Lessee

The table below sets forth a summary of operating lease expense for the three and six months ended June 30, 2026 and 2025 recorded in the captions within our consolidated statement of operations:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Ground lease expenses	$3,857	$3,568	$7,810	$6,472
Fuel expenses	135	173	268	337
General and administrative expenses	44	28	89	56
Total operating lease expense	$4,036	$3,769	$8,167	$6,865

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

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Six months ended
	June 30,	June 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,315	$3,219
Operating cash flows from finance leases	4	1
Financing cash flows from finance leases	29	11

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term (in years)	June 30, 2026	December 31, 2025
Operating leases
Ground leases - Unimproved at commencement	51.5	52.5
Ground leases - Existing improvements	29.5	30.1
Equipment leases	7.7	7.8
Office leases	-	0.1
All operating leases	44.6	44.9
Finance leases	2.1	2.5

Weighted Average Discount Rate
Operating leases
Ground leases - Unimproved at commencement	5.84%	5.79%
Ground leases - Existing improvements	5.17%	5.18%
Equipment leases	5.51%	5.51%
Office leases	-	4.82%
All operating leases	5.73%	5.68%
Finance leases	6.90%	6.75%

The Company’s future minimum lease payments required under leases as of  June 30, 2026 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026 (remainder of year)	$3,385	$26
2027	8,573	45
2028	10,402	32
2029	11,146	-
2030	11,250	-
Thereafter	651,217	-
Total lease payments	695,973	103
Less imputed interest	(498,019)	(7)
Total	$197,954	$96

9.	Leases — Lessor

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  June 30, 2026:

Year Ending December 31,	Operating Leases
2026 (remainder of year)	$13,578
2027	21,832
2028	15,845
2029	9,094
2030	7,309
Thereafter	17,375
Total	$85,033

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

The table below sets forth a summary of variable payments for the three and six months ended June 30, 2026 and 2025 recorded in the captions within our consolidated statement of operations:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Variable payments included in rental revenue	$523	$411	$942	$736
Variable payments included in fuel revenue	862	616	1,692	1,145
Total variable payments included in revenue	$1,385	$1,027	$2,634	$1,881

As of June 30, 2026 and December 31, 2025 , the deferred rent receivable included in accounts receivable, prepaid expenses, and other assets was approximately $2.1 million and $1.5 million, respectively. Deferred rent liabilities and rent received in advance represent tenant payments received prior to the contractual due date, and is included in accounts payable, accrued expenses, and other liabilities. Such liabilities totaled approximately $6.2 million and $6.6 million as of June 30, 2026 and December 31, 2025 , respectively.

10.	Bonds payable, Loans payable, and Interest

The following table summarizes the Company’s bonds and loans payable as of June 30, 2026 and December 31, 2025:

			June 30, 2026		December 31, 2025
	Maturity Dates	Contractual Interest Rates	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Bonds payable:
Series 2021 Bonds	July 2036 - July 2054	4.00 - 4.25%	$166,340	$162,909	$166,340	$162,815
Series 2026 Bonds	Subject to Mandatory Tender January 2031	6.00%	150,000	146,858	-	-
Total bonds payable			316,340	309,767	166,340	162,815

Loans payable and finance leases:
Term Loan Facility	September 2030	80% of (SOFR + 0.1%) + 2.00%	69,796	69,796	-	-
Yorkville Promissory Note 1	June 2027	7.75%	15,000	14,726	15,000	14,430
Yorkville Promissory Note 2	June 2027	7.75%	10,000	9,795	-	-
Vista Loan	December 2035	Prime + 0.25%	6,021	5,917	6,090	5,980
Equipment Loan	August 2026	3.79%	2	2	9	9
Finance Leases	August 2026 - July 2027	6.82%	96	96	125	125
Total loans payable and finance leases			100,915	100,332	21,224	20,544
Total bonds and loans payable			$417,255	$410,099	$187,564	$183,359

The Company’s contractual principal payments required under its bonds payable and loans payable as of  June 30, 2026 were as follows:

Year Ending December 31,	Bonds Payable	Loans Payable
2026 (remainder of year)	$-	$12,542
2027	-	12,591
2028	-	98
2029	-	105
2030	-	69,909
Thereafter	316,340	5,574
Total	$316,340	$100,819

As of June 30, 2026 and  December 31, 2025, the fair value of the Company's Series 2021 Bonds was approximately $141.8 million and $140.8 million, respectively. As of June 30, 2026, the fair value of the Company's Series 2026 Bonds was approximately $155.3 million . The fair value of the Company's bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets. The Term Loan Facility and the Vista Loan bear interest at a floating rate based on an index plus a spread, and the Yorkville Promissory Notes carry short-term maturities. As such, the Company believes the carrying value of such debt approximates their respective fair value.

Interest Expense

The following table sets forth the details of interest expense:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest	$5,040	$1,868	$8,729	$3,741
Commitment fees	227	-	489	-
Accretion of bond premium and amortization of debt issuance costs	758	49	1,443	98
Total interest incurred	6,025	1,917	10,661	3,839
Less: capitalized interest	(4,688)	(1,784)	(8,028)	(3,568)
Interest expense	$1,337	$133	$2,633	$271

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

The following table reflects the fair value of the Swap Agreement as of June 30, 2026 and December 31, 2025:

Balance sheet location:	June 30, 2026	December 31, 2025
Asset derivatives:
Accounts receivable, prepaid expenses, and other assets	$5	$2

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

First Amendment to Term Loan Facility

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

Second Amendment to Term Loan Facility

On June 29, 2026, SH Capital II entered into an amendment (the “Second Amendment”) to the Term Loan Facility. The Second Amendment amends the Term Loan Facility to permit the Company to request a borrowing not to exceed $20 million under the Term Loan Facility (the “OPF Phase II Borrowing”) for the purpose of financing or reimbursing costs incurred by Sky Harbour Opa Locka Airport LLC (the “OPF Phase II Owner”) in connection with the second phase of its construction project at Miami-Opa Locka Executive Airport (the “OPF Phase II Project”). Under the terms of the Second Amendment, the OPF Phase II Project was not added to the borrowing base of the Term Loan Facility, nor did the OPF Phase II Owner become a Borrower. Subsequently, on June 29, 2026, SH Capital II requested and borrowed the OPF Phase II Borrowing of $20 million.

The Second Amendment requires that the Company make cash contributions to one or more of the Borrowers in an aggregate amount of not less than $20 million (the “Term Loan Facility Replenishment”) to fund eligible capital expenditures associated with the Portfolio II Projects. The Company is permitted to utilize the cash proceeds of the Series 2026 Bonds to fulfill the requirements of the Term Loan Facility Replenishment. Pursuant to the Second Amendment the Borrowers have agreed not to create or permit a lien on the Company's hangar campus at SJC or its equity interests therein, or income derived therefrom, until the Term Loan Facility Replenishment is complete.

The OPF Phase II Borrowing and the obligations under the Term Loan Facility Replenishment are also subject to the customary condition that there not be any default under the Term Loan Facility.

The Borrowers’ obligations with respect to the Term Loan Facility Replenishment have been guaranteed by the Company and by Sky Harbour Holdings II LLC.

Other Term Loan Facility Activity

On  January 8, 2026, subsidiaries of the Company that own existing and future hangar campuses at CMA and BDL were added to the borrowing base of the Term Loan Facility. Subsequently, on  January 8, 2026, SH Capital II drew funds of approximately $13 million under the Term Loan Facility in order to reimburse the Company for prior advances associated with capital expenditures at BDL and certain other general corporate purposes.

On April 17, 2026, the subsidiary of the Company that owns a hangar campus at SLC was added to the borrowing base of the Term Loan Facility. Subsequently, the Company drew funds of approximately $14 million under the Term Loan Facility in order to reimburse the Parent for prior advances associated with capital expenditures at SLC and certain other general corporate purposes.

As of June 30, 2026, there was approximately $130.2 million of availability under the Term Loan Facility, subject to borrowing base restrictions.

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

No Warrants were exercised during the three and six months ended June 30, 2026 and 2025. As of  June 30, 2026, 15,798,155 Warrants remain outstanding.

The closing price of the Warrants was $0.46 and $0.65 per warrant on  June 30, 2026 and  December 31, 2025, respectively. The aggregate fair value of the outstanding Warrants was approximately $7.3 million and $10.3 million as of  June 30, 2026 and  December 31, 2025, respectively. During the three months ended June 30, 2026 and 2025, the Company recorded unrealized gains associated with the change in fair value of the Warrants of approximately $3.8 million and $21.8 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded unrealized gains associated with the change in fair value of the Warrants of approximately $3.0 million and $19.3 million, respectively.

12.	Equity

Common Equity

As of June 30, 2026, there were 34,510,324 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

During the three months ended  June 30, 2026, the Company sold 195,112 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $10.60. During the six months ended  June 30, 2026, the Company sold 242,483 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $10.49.

Non-controlling Interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of June 30, 2026 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares of the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of June 30, 2026, the LLC interests owned approximately 54.9% of the Sky Common Units outstanding.

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

During the three and six months ended June 30, 2026, the Company recognized stock compensation expense of approximately $1.4 million and $2.7 million, respectively, associated with all RSU awards. During the three and six months ended June 30, 2025, the Company recognized stock compensation expense of approximately $1.1 million and $2.1 million, respectively, associated with all RSU awards. The Company recognizes expense associated with RSU awards within employee compensation and benefits within the statement of operations. As of June 30, 2026, there are 1,558,859 unvested RSUs outstanding with a weighted average grant date fair value of $9.54. The unrecognized compensation costs associated with all unvested RSUs at June 30, 2026 was approximately $13.5 million that is expected to be recognized over a weighted-average future period of 3.1 years.

Non-qualified Stock Options (“NSOs”)

In February 2026, the Company granted to certain employees options to purchase 1,187,443 shares of Class A Common Stock at an exercise price of $8.85 under the Company’s 2022 Incentive Award Plan. The NSOs vest ratably over a four-year period beginning on the sixth anniversary of the grant date and have a term of 10 years. The options were valued at $5.19 using a Black-Scholes pricing model.

During the three and six months ended June 30, 2026, the Company recognized stock compensation expense of approximately $0.4 million and $0.7 million, respectively, associated with all NSO awards. During the three and six months ended June 30, 2025, the Company recognized stock compensation expense of approximately $0.2 million and $0.4 million, respectively, associated with all NSO awards. The unrecognized compensation costs associated with all unvested NSOs at June 30, 2026 was approximately $12.0 million that is expected to be recognized over a weighted-average future period of 7.9 years.

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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net (loss) income	$(4,368)	$14,356	$(13,341)	$5,230
Less: Net loss attributable to non-controlling interests	(3,131)	(3,097)	(6,525)	(5,847)
Basic net (loss) income attributable to Sky Harbour Group Corporation shareholders	(1,237)	17,453	(6,816)	11,077
Less: Net loss attributable to non-controlling interests	-	(3,097)	-	(5,847)
Diluted net (loss) income attributable to Sky Harbour Group Corporation shareholders	(1,237)	14,356	(6,816)	5,230

Denominator:
Basic weighted average shares of Class A Common Stock outstanding	34,457	33,827	34,266	33,747
Effect of dilutive exchange of Class B Common Stock	-	42,046	-	42,046
Effect of dilutive exchange of Sky Incentive Units	-	1,859	-	1,857
Effect of dilutive restricted stock units	-	135	-	118
Diluted weighted average shares outstanding	34,457	77,867	34,266	77,768

(Loss) earnings per share of Class A Common Stock – Basic	$(0.04)	$0.52	$(0.20)	$0.33
(Loss) earnings per share of Class A Common Stock – Diluted	$(0.04)	$0.18	$(0.20)	$0.07

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net earnings (loss) per common share were as follows (in thousands):

	Three Months Ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Shares subject to unvested restricted stock units	1,559	962	1,559	978
Shares issuable upon the exercise of unvested stock options	2,313	1,125	2,313	1,125
Shares issuable upon the exercise of Warrants	15,798	15,798	15,798	15,798
Shares issuable upon the exchange of Class B Common Stock	42,046	-	42,046	-
Shares issuable upon the exercise and exchange of Sky Incentive Units	1,860	1	1,860	3

15.	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income:

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2025	$-	$-
Other comprehensive income before reclassifications	244	244
Amounts reclassified to other (income) expense	(244)	(244)
Balance as of June 30, 2026	$-	$-

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2024	$53	$53
Other comprehensive income before reclassifications	70	70
Amounts reclassified to other (income) expense	(53)	(53)
Balance as of June 30, 2025	$70	$70

16.	Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Six months ended
	June 30, 2026	June 30, 2025
Accrued costs of construction, including capitalized interest	$22,153	$13,758
Accrued costs of long-lived assets	25	367
Debt issuance costs and premium amortized to cost of construction	448	98

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Six months ended
	June 30, 2026	June 30, 2025
Right-of-use assets obtained in exchange for operating lease liabilities	$7,757	$20,238
Net (decrease) increase in right-of-use assets and operating lease liabilities due to lease remeasurement	(2,274)	1,070

The following table summarizes interest paid:

	Six months ended
	June 30, 2026	June 30, 2025
Interest paid	$3,691	$3,742

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Six months ended
	June 30, 2026	June 30, 2025
Cash, beginning of year	$20,718	$42,442
Restricted cash, beginning of year	16,306	51,917
Cash and restricted cash, beginning of year	$37,024	$94,359

Cash, end of period	$18,966	$8,610
Restricted cash, end of period	145,060	23,495
Cash and restricted cash, end of period	$164,026	$32,105

17.	Segment Information

The Company has one consolidated reportable segment. This segment derives revenues from customers through the leasing of home-basing aircraft hangars and through services and products ancillary to its leasing activities. As of June 30, 2026, the Company drives revenue entirely within the United States and manages the business activities on a consolidated basis.

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

As of June 30, 2026 and  December 31, 2025, the Company had loaned a total of $1.2 million and $1.1 million, respectively, to such company, the balance of which is presented as a component of accounts receivable, prepaid expenses, and other assets within the Company’s consolidated balance sheet.

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

For the three and six months ended June 30, 2026, the Company recognized approximately $0.1 million and $0.2 million of expense, respectively, within pursuit and marketing expenses under the terms of this agreement. For the three and six months ended June 30, 2025, the Company recognized approximately $0.2 million and $0.3 million of expense, respectively, within pursuit and marketing expenses under the terms of this agreement. The related liability is included in Accounts payable, accrued expenses and other liabilities within the consolidated balance sheet as of June 30, 2026.

Other Relationships

For the three and six months ended June 30, 2026 and 2025, the Company recognized less than $0.1 million of expense for consulting services received from a company that employed the Chief Financial Officer until prior to  July 1, 2021.

On June 1, 2025, the Company hired an individual to serve as its head of construction and president of one of its wholly-owned subsidiaries, Ascend Aviation Services (“Ascend”). Such individual was previously employed by, and continues to hold a financial interest in, a company that provides construction services to the Company (the “General Contractor”). The General Contractor was previously engaged by the Company to serve as general contractor in connection with its SGR and APA Phase I development project. During the three and six months ended June 30, 2025, the Company incurred $2.3 million and $5.7 million of construction costs associated with the General Contractor at its APA Phase I project, respectively. The General Contractor was also previously engaged by the Company to serve as an architectural and engineering consultant in connection with its ADS Phase II development project. During the three and six months ended June 30, 2026, the Company incurred $0.1 million and $0.1 million, respectively, of construction costs associated with such services. During the three and six months ended June 30, 2025, the Company incurred $0.1 million and $0.1 million of construction costs associated with the ADS Phase II development project, respectively. All such costs are capitalized and included as a component of cost of construction within the consolidated balance sheet as of June 30, 2026.

Ascend shares office space, equipment, and various administrative services with the General Contractor. Costs incurred by the General Contractor are allocated between Ascend and the General Contractor and are charged at cost. During the three and six months ended June 30, 2026 the allocated costs from the General Contractor to Ascend were less than $0.1 million and $0.1 million, respectively. During the three and six months ended  June 30, 2025 the allocated costs from the General Contractor to Ascend were $0.

20.	Subsequent Events

On August 10, 2026, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of 4,000,000 shares of its Class A Common Stock in a registered direct offering at a purchase price of $10.00 per share. The Company expects the offering to close on or about August 12, 2026, subject to customary closing conditions. The Company expects to receive aggregate gross proceeds of approximately $40.0 million from the offering, before deducting offering-related expenses. The Company intends to use the net proceeds for general corporate purposes. The offering is expected to be conducted pursuant to the Company's effective shelf registration statement on Form S-3 (Registration No. 333-278275), including a base prospectus dated April 10, 2024 and a prospectus supplement dated on or about August 12, 2026.

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

The table below presents certain information with respect to our portfolio of ground leases as of June 30, 2026.

Airport	IATA Code	Location (City, State)	Location (Metropolitan Center)	Ground Lessor	Ground Lease Acres	Ground Lease Exp. Year(1)
Addison Airport	ADS	Addison, TX	Dallas, TX	Town of Addison	12.5	2065
Bradley International Airport	BDL	Windsor Locks, CT	Hartford, CT	Connecticut Airport Authority	8.0	2075
Camarillo Airport(2)	CMA	Camarillo, CA	Los Angeles, CA	County of Ventura	17.1	2073
Centennial Airport	APA	Englewood, CO	Denver, CO	Arapahoe County Public Airport Authority	19.7	2097
Chicago Executive Airport	PWK	Wheeling, IL	Chicago, IL	Village of Wheeling and City of Prospect Heights	15.0	2075
Fort Worth Meacham International Airport	FTW	Fort Worth, TX	Fort Worth, TX	City of Fort Worth	4.5	2056
Hillsboro Airport	HIO	Hillsboro, OR	Portland, OR	Port of Portland	13.2	2072
Hudson Valley Regional Airport	POU	Wappingers Falls, NY	New York, NY	County of Dutchess	7.1	2066
Long Beach Airport	LGB	Long Beach, CA	Los Angeles, CA	City of Long Beach	17.1	2075
Miami-Opa Locka Executive Airport	OPF	Opa Locka, FL	Miami, FL	Miami-Dade County	22.6	2079
Nashville International Airport	BNA	Nashville, TN	Nashville, TN	Metropolitan Nashville Airport Authority	15.2	2070
New York Stewart International Airport	SWF	New Windsor, NY	New York, NY	The Port Authority of New York and New Jersey	26.0	2070
Orlando Executive Airport	ORL	Orlando, FL	Orlando, FL	Greater Orlando Aviation Authority	20.0	2074
Phoenix Deer Valley Airport	DVT	Phoenix, AZ	Phoenix, AZ	City of Phoenix	15.4	2061
Salt Lake City International Airport	SLC	Salt Lake City, UT	Salt Lake City, UT	Salt Lake City Corporation	8.4	2077
San José Mineta International Airport	SJC	San José, CA	San José, CA	City of San José	6.5	2044
Sugar Land Regional Airport	SGR	Sugar Land, TX	Houston, TX	City of Sugar Land	4.1	2049
Trenton-Mercer Airport	TTN	Ewing, NJ	New York, NY - Philadelphia, PA	County of Mercer	11.8	2078
Washington Dulles International Airport	IAD	Dulles, VA	Washington, DC	Metropolitan Washington Airports Authority	18.0	2084

(1)

Ground lease expiration years presented include estimates of term commencements based on the achievement of certain milestones and assume the exercise of all lease term extension options exercisable at our sole discretion.

(2)	Our portfolio at Camarillo Airport consists of two ground leases which cover 6.2 and 10.9 acres, respectively. Such leases expire in 2071 and 2073, respectively.

The following tables provide supplemental information regarding each of our home basing hangar campus properties in operation and in development:

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at June 30, 2026	Economic Occupancy at June 30, 2026(1)
SGR	December 2020	7	66,080	6.3%	100.0%	100.0%
BNA	November 2022	10	149,069	14.3%	100.0%	101.7%
OPF	February 2023 / May 2026	15	271,293	26.0%	80.3%	80.3%
DVT Phase I	April 2025	8	134,270	12.9%	75.9%	75.9%
ADS Phase I	June 2025	6	118,602	11.4%	91.3%	91.3%
APA Phase I	September 2025	9	130,664	12.5%	43.8%	43.8%
SJC Renovation	Existing facility	1	50,431	4.8%	100.0%	131.7%
CMA	Existing facility	4	121,931	11.7%	100.0%	102.1%
Total/Weighted Average		60	1,042,340	100.0%	83.7%	85.8%

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

PROPERTIES IN DEVELOPMENT

		Projected	Projected	Estimated Total
		Construction	Completion	Project Cost		Rentable
Facility	Status	Start (1)	Date (1)	($mm) (1)	Hangars (1)	Square Footage (1)
ADS Phase II	In Construction	Q2 2025	Q1 2027	24.6 - 27.6	4	110,990
APA Phase II	In Development	TBD	TBD	30.4 - 33.6	3	57,570
BDL Phase I	In Construction	Q3 2025	Q4 2026	40.0 - 42.1	3	107,360
CMA Phase I	In Development	Q2 2027	Q2 2028	26.0 - 35.0	3	92,680
DVT Phase II	In Development	TBD	TBD	34.6 - 38.6	4	132,732
FTW Phase I	In Development	Q4 2026	Q4 2027	17.5 - 19.5	2	74,560
HIO Phase I	In Development	Q4 2026	Q1 2028	32.0 - 34.0	4	107,680
HIO Phase II	In Development	TBD	TBD	29.5 - 32.0	2	85,760
IAD Phase I	In Development	Q4 2026	Q1 2028	75.0 - 85.0	4	171,520
IAD Phase II	In Development	TBD	TBD	44.7 - 49.4	4	171,520
LGB Phase I	In Development	Q3 2027	Q4 2028	26.0 - 32.0	2	95,554
LGB Phase II	In Development	TBD	TBD	TBD	3	107,360
ORL Phase I	In Construction	Q2 2026	Q3 2027	41.0 - 44.0	4	133,640
ORL Phase II	In Development	TBD	TBD	35.2 - 39.0	3	128,640
POU Phase I	In Construction	Q2 2026	Q3 2027	31.0 - 32.5	2	85,760
POU Phase II	In Development	TBD	TBD	18.3 - 20.3	1	42,880
PWK Phase I	In Development	Q4 2026	Q1 2028	38.0 - 44.0	3	128,640
PWK Phase II	In Development	TBD	TBD	TBD	4	171,520
SJC Phase II	In Development	Q2 2027	Q2 2028	17.1 - 17.9	1	28,000
SLC Phase I	In Construction	Q1 2026	Q1 2027	47.2 - 49.0	4	171,520
SWF Phase I	In Development	TBD	TBD	TBD	8	256,240
TTN Phase I	In Development	Q4 2026	Q1 2028	40.1 - 44.3	3	128,640
Total				648.2 - 719.8	71	2,590,766

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

Recent Developments

On August 10, 2026, we entered into a securities purchase agreement with certain purchasers, pursuant to which we agreed to sell an aggregate of 4,000,000 shares of its Class A Common Stock in a registered direct offering at a purchase price of $10.00 per share. We expect the offering to close on or about August 12, 2026, subject to customary closing conditions. We expect to receive aggregate gross proceeds of approximately $40.0 million from the offering, before deducting offering-related expenses. We intend to use the net proceeds for general corporate purposes.

Factors That May Influence Future Results of Operations

Airfield and Tenant Portfolio Growth

Our future success depends upon our ability to attract and retain tenants for hangars at our HBO campuses. The extent to which we achieve growth in our customer base materially influences our business and results of operations. Any number of factors could affect our ability to grow our customer base, including tenant preferences for hangar space and related services, including size and location of the hangar, as well as general economic conditions. The level and volatility of fuel prices may also impact the general aviation industry and our ability to attract and retain tenants. For example, during the first half of 2026, fuel prices increased significantly as a result of ongoing geopolitical events and market disruptions. At our ADS, APA, and CMA HBO campuses, we are directly exposed to fluctuations in fuel prices, which could have a material effect on our operating results at such campuses. Due to the competitive nature of our industry, we cannot predict the impact periods of high volatility in fuel prices or significant disruptions in the supply of aircraft fuel will have on our ability to attract and retain tenants. In addition, our ability to attract and retain customers may be dependent on other factors outside of our control, including the future trend of private aircraft sizes and the availability of alternative hangars, including size, location and/or services provided. Any significant decline in our customer base, or in our rate of growth, could have a material adverse effect on our business and results of operations, which could, in turn, result in a decline in the trading price of our securities.

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

Increases in Market Interest Rates and Future Costs of Borrowing

Economic conditions and actions by policymaking bodies contributed to rising interest rates, which, along with increases in our borrowing levels, could increase our future borrowing costs. While the Federal Reserve reduced interest rates during 2025, it has since paused its rate-cutting cycle and has indicated the potential for interest rate hikes in the future. Interest rates remain relatively high and there can be no certainty with respect to the occurrence, timing, or magnitude any future interest rate decisions by the Federal Reserve, and thus no certainty with respect to the ultimate impact on our borrowing costs. We expect to issue additional debt to finance future site developments and refinance the Term Loan Facility and the Series 2026 Bonds on or prior to its maturity date and mandatory tender date, respectively. Elevated interest rates would impact our overall economic performance. In addition, we are subject to credit spreads demanded by fixed income investors. As a non-rated issuer, increases in general of credit spreads in the market, or for us, may result in a higher cost of borrowing in the future. We intend to access the bond market on an opportunistic basis. In addition, we may hedge against rising benchmark interest rates by entering into hedging strategies with high quality counterparties.

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

Operating Expenses

In addition to changes in our revenue, our operating results are affected by, among other things, the level of our operating expenses. One of our largest expenses is the payments payable under our ground leases. For the six months ended June 30, 2026 and 2025, we recognized expense related to ground leases of approximately $7.8 million and $6.5 million, respectively. We elect to expense rather than capitalize ground lease expense incurred at hangar campus sites under development and will incur expense under GAAP regardless of whether our ground leases defer cash rent payments until completion of construction. As we enter into new ground leases at new airport sites, our ground lease expense and associated cash payments to airport landlords will ultimately continue to increase into the future. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively. Other operating expenses reflected in our consolidated statement of operations are reflective of the professional, legal and consulting fees, compensation costs, and other general and administrative expenses, including those necessary to support our business as a public company such as expenses associated with corporate governance, SEC reporting, and other compliance matters. While we expect that such expenses will rise in some measure as our portfolio of hangar campuses grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies, economies of scale, insourcing of job functions, and cost control measures.

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

Non-GAAP Financial Measures	To supplement our results presented in accordance with GAAP, we utilize several non-GAAP financial measures that exclude or adjust certain items. These non-GAAP financial measures are detailed in the section “— Non-GAAP Financial Measures” below.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Three months ended
	June 30, 2026	June 30, 2025	Change
Revenue:
Rental revenue	$7,030	$5,225	$1,805
Fuel revenue	2,825	1,363	1,462
Total revenue	9,855	6,588	3,267

Expenses:
Campus operating expenses	2,379	2,226	153
Fuel expenses	1,867	923	944
Ground lease expenses	3,857	3,568	289
Depreciation and amortization	2,119	1,479	640
Pursuit and marketing expenses	665	585	80
Employee compensation and benefits	4,614	4,294	320
General and administrative expenses	1,122	1,041	81
Total expenses	16,623	14,116	2,507

Operating loss	(6,768)	(7,528)	760

Other (income) expense:
Interest expense	1,337	133	1,204
Unrealized loss on warrants	(3,792)	(21,801)	18,009
Other expense (income)	55	(216)	271
Total other (income) expense	(2,400)	(21,884)	19,484

Net loss	$(4,368)	$14,356	$(18,724)

Revenues

Rental revenues for the three months ended June 30, 2026 were approximately $7.0 million, compared to approximately $5.2 million for the three months ended June 30, 2025. The $1.8 million, or 35%, increase was primarily the result of the completion of OPF Phase II during the three months ended June 30, 2026 and the cumulative impact of increased occupancy at our BNA, DVT, and ADS hangar campuses.

Fuel revenues for the three months ended June 30, 2026 were approximately $2.8 million, compared to approximately $1.4 million for the three months ended June 30, 2025. The approximately $1.4 million, or 100%, increase was primarily the result of a $1.2 million increase in fuel sales at our CMA, ADS, and APA hangar campuses, where our fuel revenues and related expenses are recognized on a gross basis. Other fuel revenue increased by approximately $0.2 million, which was primarily driven by an increase in fuel gallons uplifted at our BNA, OPF, and SJC hangar campuses due to increased occupancy.

Operating Expenses

Campus operating expenses increased approximately $0.2 million, or 9%, from approximately $2.2 million for the three months ended June 30, 2025, to approximately $2.4 million for the three months ended June 30, 2026. Salaries, wages, and benefits associated with our hangar campus personnel increased approximately $0.1 million, primarily driven by headcount increases associated with the commencement of operations at our DVT, APA, and ADS hangar campuses throughout the year ended December 31, 2025. Other campus operating expenses increased approximately $0.1 million, primarily driven by the expansion of operations at OPF during the three months ended June 30, 2026.

Fuel expenses for the three months ended June 30, 2026 were approximately $1.9 million, compared to approximately $0.9 million for the three months ended June 30, 2025. The approximately $1.0 million, or 111%, increase was primarily the result of an increase in the cost of fuel of approximately $1.0 million, driven by the impact recognizing fuel revenue and expenses on a gross basis at our CMA, ADS, and APA hangar campuses and increased volatility in fuel prices.

Ground lease expenses increased approximately $0.3 million, or 8%, from approximately $3.6 million for the three months ended June 30, 2025, to approximately $3.9 million for the three months ended June 30, 2026. The increase in ground lease expense was driven by the ground leases signed at LGB and FTW during the three months ended December 31, 2025.

Depreciation and amortization for the three months ended June 30, 2026 was approximately $2.1 million, as compared to approximately $1.5 million for the three months ended June 30, 2025. The approximately $0.6 million, or 40%, increase was primarily driven by the commencement of operations at our OPF Phase II campus during the three months ended June 30, 2026, the commencement of operations at our ADS campus during the three months ended June 30, 2025 and the commencement of operations at our APA campus during the three months ended September 30, 2025.

Operating Expenses - Continued

Pursuit and marketing expenses for the three months ended June 30, 2026 were approximately $0.7 million, compared to approximately $0.6 million for the three months ended June 30, 2025. The 17% increase was primarily the result of increased marketing spend and our investment in our growth strategy in securing airport site acquisitions and potential tenants throughout the year.

Employee compensation and benefits expenses increased approximately $0.3 million, or 7%, to $4.6 million for the three months ended June 30, 2026, as compared to approximately $4.3 million for the three months ended June 30, 2025. The increase was primarily driven by increases in headcount and expense recognized associated with our equity compensation programs.

For the three months ended June 30, 2026 and 2025, other general and administrative expenses were approximately $1.1 million and approximately $1.0 million, respectively. The approximately $0.1 million, or 10%, increase was primarily driven by increases in professional fees and technology costs due to the expansion of the business and headcount, offset by a slight decrease in corporate insurance premiums.

Other (Income) Expense

Other income decreased from approximately $21.9 million for the three months ended June 30, 2025, to approximately $2.4 million for the three months ended June 30, 2026. The decrease was primarily due to an approximately $18.0 million difference in the mark-to-market adjustment of the outstanding warrants at June 30, 2026 as compared to June 30, 2025, an approximately $1.2 million increase in interest expense due to higher indebtedness, and an approximately $0.3 million decrease in interest income.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Six months ended
	June 30, 2026	June 30, 2025	Change
Revenue:
Rental revenue	$13,523	$9,685	$3,838
Fuel revenue	5,057	2,495	2,562
Total revenue	18,580	12,180	6,400

Expenses:
Campus operating expenses	4,953	4,109	844
Fuel expenses	3,022	1,657	1,365
Ground lease expenses	7,810	6,472	1,338
Depreciation and amortization	4,086	2,578	1,508
Pursuit and marketing expenses	1,287	1,165	122
Employee compensation and benefits	8,957	8,533	424
General and administrative expenses	2,205	2,018	187
Total expenses	32,320	26,532	5,788

Operating loss	(13,740)	(14,352)	612

Other (income) expense:
Interest expense	2,633	271	2,362
Unrealized loss on warrants	(3,002)	(19,274)	16,272
Other income	(30)	(579)	549
Total other (income) expense	(399)	(19,582)	19,183

Net loss	$(13,341)	$5,230	$(18,571)

Revenues

Rental revenues for the six months ended June 30, 2026 were approximately $13.5 million, compared to approximately $9.7 million for the six months ended June 30, 2025. The $3.8 million, or 39%, increase was primarily the result of operations at our APA and ADS hangar campuses, which commenced operations throughout the year ended December 31, 2025, the completion of OPF Phase II during the three months ended June 30, 2026, and the cumulative impact of increased occupancy at our BNA, DVT, and SJC hangar campuses.

Fuel revenues for the six months ended June 30, 2026 were approximately $5.1 million, compared to approximately $2.5 million for the six months ended June 30, 2025. The approximately $2.6 million, or 104%, increase was primarily the result of a $2.0 million increase in fuel sales at our CMA, ADS, and APA hangar campuses, where our fuel revenues and related expenses are recognized on a gross basis. Other fuel revenue increased by approximately $0.6 million, which was primarily driven by an increase in fuel gallons uplifted at our BNA, OPF, and SJC hangar campuses due to increased occupancy.

Operating Expenses

Campus operating expenses increased approximately $0.9 million, or 22%, from approximately $4.1 million for the six months ended June 30, 2025, to approximately $5.0 million for the six months ended June 30, 2026. Salaries, wages, and benefits associated with our hangar campus personnel increased approximately $0.4 million, primarily driven by headcount increases associated with the commencement of operations at our DVT, APA, and ADS hangar campuses throughout the year ended December 31, 2025. Other campus operating expenses increased approximately $0.5 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at DVT, APA, and ADS.

Fuel expenses for the six months ended June 30, 2026 were approximately $3.0 million, compared to approximately $1.7 million for the six months ended June 30, 2025. The approximately $1.3 million, or 77%, increase was primarily the result of an increase in the cost of fuel of approximately $1.4 million, driven by the impact of recognizing fuel revenue and expenses on a gross basis at our CMA, ADS, and APA hangar campuses and increased volatility in fuel prices, offset by an approximately $0.1 million decrease in other fuel-related expenses.

Ground lease expenses increased approximately $1.3 million, or 20%, from approximately $6.5 million for the six months ended June 30, 2025, to approximately $7.8 million for the six months ended June 30, 2026. The increase in ground lease expense was driven by the ground leases signed at the ground leases signed at SWF and HIO during the three months ended June 30, 2025 and the ground leases signed at LGB and FTW during the three months ended December 31, 2025.

Depreciation and amortization for the six months ended June 30, 2026 was approximately $4.1 million, as compared to approximately $2.6 million for the six months ended June 30, 2025. The approximately $1.5 million, or 58%, increase was primarily driven by the commencement of operations at our OPF Phase II campus during the three months ended June 30, 2026, the commencement of operations at our DVT and ADS campuses during the three months ended June 30, 2025, and the commencement of operations at our APA campus during the three months ended September 30, 2025.

Operating Expenses - Continued

Pursuit and marketing expenses for the six months ended June 30, 2026 were approximately $1.3 million, compared to approximately $1.2 million for the six months ended June 30, 2025. The 8% increase was primarily the result of increased marketing spend and our investment in our growth strategy in securing airport site acquisitions and potential tenants throughout the year.

Employee compensation and benefits expenses increased approximately $0.5 million, or 6%, to $9.0 million for the six months ended June 30, 2026, as compared to approximately $8.5 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in expense recognized associated with our equity compensation programs.

For the six months ended June 30, 2026 and 2025, other general and administrative expenses were approximately $2.2 million and approximately $2.0 million, respectively. The approximately $0.2 million, or 10%, increase was primarily driven by increases in professional fees and technology costs due to the expansion of the business and headcount, offset by a slight decrease in corporate insurance premiums.

Other (Income) Expense

Other income decreased from approximately $19.6 million for the six months ended June 30, 2025, to approximately $0.4 million for the six months ended June 30, 2026. The decrease was primarily due to an approximately $16.3 million difference in the mark-to-market adjustment of the outstanding warrants at June 30, 2026 as compared to June 30, 2025, an approximately $2.3 million increase in interest expense due to higher indebtedness and an approximately $0.6 million decrease in interest income.

Non-GAAP Financial Measures

To supplement our results presented in accordance with GAAP, we utilize several non-GAAP financial measures that exclude or adjust certain items. Our method of calculating these measures may differ from similarly titled measures utilized by other companies and therefore their comparability may be limited. These non-GAAP financial measures include:

Metric	Description

Adjusted EBITDA

We utilize Adjusted EBITDA to evaluate our operating and financial performance, which is supplemental in nature and a financial measure not calculated in accordance with GAAP. We define Adjusted EBITDA as net income before (i) depreciation and amortization expense, (ii) interest expense, (iii) interest income, (iv) non-cash stock-based compensation expense, (v) non-cash gains and losses resulting from the change in fair value of our liability-classified warrants, (vi) non-cash operating lease expense, (vii) non-cash operating lease income, and (viii) other non-cash expenses, including, but not limited to, the impairment of long-lived assets, gains or losses arising from the disposition of assets, losses on extinguishment of debt, and other non-cash non-operating expenses. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it provides a view of our operating performance, analyzes our ability to meet debt service obligations, and facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, the age and book depreciation of assets, and equity-based incentive plans.

Adjusted Rental Revenue

Adjusted Rental Revenue is a non-GAAP financial measure defined as rental revenue before the impact of non-cash operating lease income resulting from recognizing lease income on a straight-line basis over the term of the leases. We believe Adjusted Rental Revenue is useful for investors, analysts, and other interested parties as it provides information about cash rental income earned in a given period by excluding the non-cash income or loss associated with the straight-line recognition of leases under ASC Topic 842.

Adjusted Net Fuel Revenue	Adjusted Net Fuel Revenue is a non-GAAP financial measure defined as fuel revenue net of fuel expenses. For GAAP purposes, our fueling arrangements may be accounted for on a gross or net basis based on the consideration of various factors, including whether we have control of the products or services prior to delivery to customers, our degree of latitude in establishing the sales price, whether we carry the associated inventory risk, and which party is the primary obligor within such sales arrangements. Management utilizes Adjusted Net Fuel Revenue to evaluate our operating performance for excluding potential differences caused by differing revenue recognition methods across our operating portfolio. At our ADS, APA, and CMA hangar campuses, fuel revenue and expense is accounted for on a gross basis under GAAP, whereas the calculation of Adjusted Net Fuel Revenue is more representative of the net margin we earn from fuel sales at such campuses. We believe Adjusted Net Fuel Revenue is useful for investors, analysts, and other interested parties as it enhances comparability of the net contribution of fuel revenue with prior periods.

Adjusted Total Revenue	Adjusted Total Revenue is a non-GAAP financial measure that is defined as the sum of Adjusted Rental Revenue and Adjusted Net Fuel Revenue. Refer to “— Adjusted Rental Revenue” and “— Adjusted Net Fuel Revenue” above.

Adjusted Campus Operating Expenses	Adjusted Campus Operating Expenses is a non-GAAP financial measure defined as the sum of our reported campus operating expenses and ground lease expenses before the impact of non-cash operating lease expense resulting from recognizing operating lease expense on a straight-line basis over the term of the ground lease. For GAAP purposes, we elect to expense rather than capitalize ground lease expense incurred at hangar campus sites under development and will incur expense under GAAP regardless of whether our ground leases defer cash rent payments until completion of construction. As such, our reported operating lease expense may include a significant amount of non-cash expense associated with hangar campuses not currently in operation. We believe Adjusted Campus Operating Expenses is useful for investors, analysts, and other interest parties as it provides a view of our operating performance at our hangar campuses presently in operation and facilitates period-to-period operating performance comparisons by excluding non-cash operating lease expense.

Adjusted Campus Operating Profit (Loss)	Adjusted Campus Operating Profit (Loss) is a non-GAAP financial measure defined as the sum of Adjusted Rental Revenue and Adjusted Net Fuel Revenue minus Adjusted Campus Operating Expenses. Management utilizes Adjusted Operating Profit (Loss) to evaluate the operating performance of HBO hangar campuses presently in operation by excluding certain non-cash expenses and income, as well as general and administrative expenses associated with our corporate operations. We believe Adjusted Campus Operating Profit is useful for investors, analysts, and other interest parties as it provides a view of our operating performance at our hangar campuses presently in operation and facilitates period-to-period operating performance comparisons.

Adjusted Corporate Operating Expenses	Adjusted Corporate Operating Expenses is a non-GAAP financial measure defined as the sum of our reported pursuit and marketing expenses, general and administrative expenses, and employee compensation and benefits before the impact of non-cash stock-based compensation expense. We believe Adjusted Corporate Operating Expenses is useful for investors, analysts, and other interest parties as it segregates expenses not associated with revenue-generating activities and facilitates period-to-period operating performance comparisons.

A reconciliation of non-GAAP measures to the comparable financial measures calculated in accordance with GAAP is presented below:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$(4,368)	$14,356	$(13,341)	$5,230
Add (subtract):
Depreciation and amortization	2,119	1,479	4,086	2,578
Interest expense	1,337	133	2,633	271
Other expense (income)	55	(216)	(30)	(579)
Changes in fair value of warrant liabilities	(3,792)	(21,801)	(3,002)	(19,274)
Equity-based compensation	1,816	1,323	3,418	2,561
Non-cash operating lease expense	2,246	1,867	4,580	3,348
Non-cash operating lease income	(360)	(157)	(782)	(465)
Adjusted EBITDA	$(947)	$(3,016)	$(2,438)	$(6,330)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Rental revenue	$7,030	$5,225	$13,523	$9,685
Less: Non-cash operating lease income	(360)	(157)	(782)	(465)
Adjusted rental revenue (non-GAAP)	6,670	5,068	12,741	9,220

Fuel revenue	2,825	1,363	5,057	2,495
Less: Fuel expenses	(1,867)	(923)	(3,022)	(1,657)
Adjusted net fuel revenue (non-GAAP)	958	440	2,035	838

Adjusted total revenue (non-GAAP)	7,628	5,508	14,776	10,058

Campus operating expenses	2,379	2,226	4,953	4,109
Ground lease expenses	3,857	3,568	7,810	6,472
Less: Non-cash operating lease expense	(2,246)	(1,867)	(4,580)	(3,348)
Adjusted campus operating expenses (non-GAAP)	3,990	3,927	8,183	7,233

Adjusted campus operating profit (non-GAAP)	3,638	1,581	6,593	2,825

Pursuit and marketing expenses	665	585	1,287	1,165
General and administrative expenses	1,122	1,041	2,205	2,018
Employee compensation and benefits	4,614	4,294	8,957	8,533
Less: Equity-based compensation	(1,816)	(1,323)	(3,418)	(2,561)
Adjusted corporate operating expenses (non-GAAP)	4,585	4,597	9,031	9,155

Adjusted EBITDA	$(947)	$(3,016)	$(2,438)	$(6,330)

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

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at major financial institutions pursuant to the respective indentures of the Series 2021 Bonds and Series 2026 Bonds. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of June 30, 2026.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$18,966	$20,718
Restricted cash	145,060	16,306
Restricted investments	42,863	11,453
Total cash, restricted cash, investments, and restricted investments	$206,889	$48,477

Private Activity Bonds

Series 2026 Bonds

On February 12, 2026, Sky Harbour Capital III LLC (“Sky Capital III”) completed a $150 million financing through the issuance of Series 2026 Bonds. The Series 2026 Bonds were issued by the Public Finance Authority of Wisconsin and bear interest at a rate of 6.00% per year, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on July 1, 2026. The Series 2026 Bonds are subject to mandatory tender for purchase on January 1, 2031 (the “Mandatory Tender Date”), and will mature on July 1, 2060, unless earlier exchanged, redeemed or repurchased. On the Mandatory Tender Date, holders will be required to tender their Bonds for purchase at a price equal to 100% of the principal amount thereof plus accrued interest. Following such mandatory tender, the Series 2026 Bonds may be remarketed at a new interest rate or otherwise refinanced. Accordingly, although the Series 2026 Bonds have a stated final maturity of July 1, 2060, Sky Capital III will be required to refinance or remarket the Series 2026 Bonds on or prior to January 1, 2031. We utilize the proceeds of the Series 2026 Bonds, together with other available funds, including draws from the Company’s Term Loan Facility, to (i) finance or refinance, directly or indirectly, all or a portion of the construction, equipping and/or improvement of all or a portion of the 2026 Projects; (ii) fund a deposit to the debt service reserve fund for the Series 2026 Bonds; (iii) pay capitalized interest on the Series 2026 Bonds through January 1, 2029; and (iv) pay the costs of issuance of the Series 2026 Bonds.

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

As of June 30, 2026, there was approximately $130.2 million of availability under the Term Loan Facility, subject to borrowing base restrictions.

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

Private Placement and Securities Purchase Agreements

2024 Private Placement and Securities Purchase Agreement

On September 16, 2024, we entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) with certain investors (collectively, the “Initial 2024 Investors”) relating to, among other things, the issuance and sale to the Initial 2024 Investors at an initial closing an aggregate of 3,352,106 shares (the “Initial 2024 PIPE Shares”) of our Class A Common Stock for an aggregate purchase price of $31.8 million, and agreed to sell and issue to the Initial 2024 Investors at a second closing, at the option of the Initial 2024 Investors, up to an aggregate of number of shares equal to the number of each such Initial 2024 Investor's Initial 2024 PIPE Shares purchased in the Initial 2024 Closing at the same purchase price of $9.50 per share (the “Second 2024 Closing” and, together with the Initial Closing, the “2024 Financing”). On October 25, 2024, additional investors (the “Additional 2024 Investors” and, together with the Initial 2024 Investors, the “2024 Investors”) each executed a joinder to the 2024 Purchase Agreement, pursuant to which the Additional 2024 Investors agreed to purchase, and we agreed to sell, an aggregate of 603,684 additional shares of Class A Common Stock (the “Additional 2024 PIPE Shares”, and together with the Initial 2024 PIPE Shares, the “First Closing 2024 PIPE Shares”) for an aggregate purchase price of $5.7 million. The initial closing under the 2024 Purchase Agreement occurred on October 25, 2024 (the “Initial 2024 Closing”), and 3,955,790 First Closing 2024 PIPE Shares were issued to the Investors for an aggregate purchase price of $37.6 million. In December 2024, we sold and issued to the 2024 Investors an aggregate of 3,955,790 Second Closing 2024 PIPE Shares for an aggregate purchase price of approximately $37.6 million (the “Second 2024 Closing”). Inclusive of the Initial 2024 Closing, we issued and sold an aggregate of 7,911,580 shares of Class A Common Stock for an aggregate purchase price of approximately $75.2 million. See “Note 12 — Equity” in the Notes to Consolidated Financial Statements for additional information regarding the 2024 Purchase Agreement.

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

During the three months ended June 30, 2026, the Company sold 195,112 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $10.60. During the six months ended June 30, 2026, the Company sold 242,483 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $10.49. As of June 30, 2026, ATM Shares having an aggregate gross sales price of up to approximately $95.2 million remain available for issuance under the A&R ATM Agreement.

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

As of June 30, 2026, we were in compliance with all debt covenants.

Lease Commitments

The Company’s future minimum lease payments required under leases as of June 30, 2026 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026 (remainder of year)	$3,385	$26
2027	8,573	45
2028	10,402	32
2029	11,146	-
2030	11,250	-
Thereafter	651,217	-
Total lease payments	695,973	103
Less imputed interest	(498,019)	(7)
Total	$197,954	$96

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended
	June 30, 2026	June 30, 2025
Cash and restricted cash at beginning of period	$37,024	$94,359
Net cash used in operating activities	(3,433)	(5,994)
Net cash used in investing activities	(96,008)	(54,803)
Net cash provided by (used in) financing activities	226,443	(1,457)
Cash and restricted cash at end of period	$164,026	$32,105

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

 Net cash used in operating activities was approximately $3.4 million for the six months ended June 30, 2026, as compared to cash used in operating activities of approximately $6.0 million for the same period in 2025. The approximately $2.6 million decrease in cash used in operating activities was primarily attributable to an approximately $2.5 million decrease in net loss, net of non-cash adjustments and a favorable change in working capital of approximately $0.1 million. The decrease in net loss, net of non-cash adjustments was primarily driven by the impact of increases in revenue from our operations at DVT, APA, ADS, and OPF. The favorable change in working capital was primarily driven by the timing of collections of accounts receivable as well as spending commitments and payments of our accounts payable and other accrued expenses.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of hangar campus development projects.

 Net cash used in investing activities was approximately $96.0 million for the six months ended June 30, 2026, as compared to cash used in investing activities of approximately $54.8 million for the same period in 2025. The increase of approximately $41.2 million of cash used in investing activities was driven primarily by a decrease in proceeds received from available-for-sale investments of approximately $69.2 million and an increase of capital expenditures of approximately $19.0 million, offset by a decrease in purchases of available-for-sale and held-to-maturity investments of approximately $49.7 million.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash provided by financing activities was approximately $226.4 million for the six months ended June 30, 2026, as compared to net cash used in financing activities of approximately $1.5 million for the same period in 2025. The approximately $227.9 million increase in net cash used in financing activities was primarily driven by proceeds received from the issuance of the Series 2026 Bonds of $150.0 million and approximately $78.8 million of proceeds received from the Term Loan Facility and 2026 Yorkville Promissory Note. These were offset by an increase of $3.9 million in payments for debt issuance costs.

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

In connection with the preparation of this Form 10-Q, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2026, there were no unregistered sales of the Company’s securities that were not reported in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

(a)	See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

10.1	Second Amendment to Draw Down Note Purchase and Continuing Covenant Agreement, dated June, 29, 2026, by and among Sky Harbour Capital II LLC, the other borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger.	8-K	001-39648	10.1	July 6, 2026

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104 (#)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(#)	Filed herewith.
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

August 12, 2026

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

August 12, 2026

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

August 12, 2026