Form 10-Q
period 2026-09-30
Sky Harbour Group Corp
filed 2026-11-10
CIK 1823587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, 39,622,045 shares of Class A common stock, par value $0.0001 per share, and 42,046,356 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SKY HARBOUR GROUP CORPORATION

ITEM 1.     FINANCIAL STATEMENTS

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)	(audited)
Assets
Cash	$43,858	$20,718
Restricted cash	112,634	16,306
Restricted investments	42,898	11,453
Accounts receivable, prepaid expenses, and other assets	18,687	14,154
Cost of construction	131,362	60,837
Constructed assets, net	308,378	267,687
Right-of-use assets	190,197	177,955
Long-lived assets, net	22,880	21,356
Lease intangible assets, net	2,489	2,710
Total assets	$873,383	$593,176

Liabilities and equity
Accounts payable, accrued expenses and other liabilities	$44,150	$37,360
Operating lease liabilities	209,354	190,222
Loans payable and finance lease liabilities	95,285	20,544
Bonds payable, net of debt issuance costs and premiums	310,009	162,815
Warrants liability	2,686	10,269
Total liabilities	661,484	421,210

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized as of September 30, 2026; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 39,622,045 and 33,989,673 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4	3
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 42,046,356 and 42,046,356 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	229,605	173,514
Accumulated deficit	(52,661)	(45,774)
Accumulated other comprehensive income	-	-
Total Sky Harbour Group Corporation stockholders’ equity	176,952	127,747

Non-controlling interests	34,947	44,219
Total equity	211,899	171,966

Total liabilities and equity	$873,383	$593,176

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue:
Rental revenue	$7,640	$5,709	$21,163	$15,395
Fuel revenue	2,936	1,593	7,993	4,088
Total revenue	10,576	7,302	29,156	19,483

Expenses:
Campus operating expenses	2,801	2,102	7,754	6,212
Fuel expenses	1,777	689	4,799	2,346
Ground lease expenses	3,879	3,522	11,689	9,994
Depreciation and amortization	2,208	1,774	6,295	4,352
Pursuit and marketing expenses	586	564	1,872	1,729
Employee compensation and benefits	4,655	4,961	13,612	13,494
General and administrative expenses	940	1,369	3,145	3,386
Total expenses	16,846	14,981	49,166	41,513

Operating loss	(6,270)	(7,679)	(20,010)	(22,030)

Other (income) expense:
Interest expense	1,176	280	3,809	551
Unrealized gain on warrants	(4,581)	(3,002)	(7,583)	(22,275)
Other (income) expense	(46)	(304)	(76)	(883)
Total other income	(3,451)	(3,026)	(3,850)	(22,607)

Net (loss) income	(2,819)	(4,653)	(16,160)	577

Net loss attributable to non-controlling interests	(2,747)	(2,775)	(9,272)	(8,622)
Net income (loss) attributable to Sky Harbour Group Corporation shareholders	$(72)	$(1,878)	$(6,888)	$9,199

Loss per share
Basic	$(0.00)	$(0.06)	$(0.20)	$0.27
Diluted	$(0.00)	$(0.06)	$(0.20)	$0.01
Weighted average shares
Basic	37,143	33,881	35,235	33,792
Diluted	37,143	33,881	35,235	77,763

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net (loss) income	$(2,819)	$(4,653)	$(16,160)	$577
Unrealized gains on available-for-sale securities	-	-	244	70
Realized gains on available-for-sale securities reclassified to the consolidated statements of operations	-	(70)	(244)	(123)
Total comprehensive (loss) income	$(2,819)	$(4,723)	$(16,160)	$524

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Class A		Class B		Additional		Accumulated Other	Total	Non-
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2025	33,989,673	$3	42,046,356	$4	$173,514	$(45,774)	$-	127,747	$44,219	$171,966
Share-based compensation	-	-	-	-	1,602	-	-	1,602	-	1,602
Vesting of restricted stock units	261,825	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(81,014)	-	-	-	(654)	-	-	(654)	-	(654)
Issuance of stock through ATM Facility, net of equity issuance costs	47,371	-	-	-	465	-	-	465	-	465
Shares issued as debt issuance costs	40,000	-	-	-	362	-	-	362	-	362
Other comprehensive income	-	-	-	-	-	-	244	244	-	244
Net loss	-	-	-	-	-	(5,578)	-	(5,578)	(3,394)	(8,972)
Balance at March 31, 2026	34,257,855	$3	42,046,356	$4	$175,289	$(51,352)	$244	$124,188	$40,825	$165,013
Share-based compensation	-	-	-	-	1,816	-	-	1,816	-	1,816
Vesting of restricted stock units	79,878	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(22,521)	-	-	-	(226)	-	-	(226)	-	(226)
Issuance of stock through ATM Facility, net of equity issuance costs	195,112	-	-	-	2,019	-	-	2,019	-	2,019
Payment of equity issuance costs	-	-	-	-	(20)	-	-	(20)	-	(20)
Other comprehensive loss	-	-	-	-	-	-	(244)	(244)	-	(244)
Net loss	-	-	-	-	-	(1,237)	-	(1,237)	(3,131)	(4,368)
Balance at June 30, 2026	34,510,324	$3	42,046,356	$4	$178,878	$(52,589)	$-	$126,296	$37,694	$163,990
Share-based compensation	-	-	-	-	1,656	-	-	1,656	-	1,656
Vesting of restricted stock units	127,292	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(15,571)	-	-	-	(369)	-	-	(369)	-	(369)
Issuance of stock through registered direct offerings, net of equity issuance costs	5,000,000	1	-	-	49,440	-	-	49,441	-	49,441
Net income (loss)	-	-	-	-	-	(72)	-	(72)	(2,747)	(2,819)
Balance at September 30, 2026	39,622,045	$4	42,046,356	$4	$229,605	$(52,661)	$-	$176,952	$34,947	$211,899

	Class A		Class B		Additional		Accumulated Other	Total	Non-	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Balance at December 31, 2024	33,456,227	$3	42,046,356	$4	$168,634	$(64,592)	$53	104,102	$55,716	$159,818
Share-based compensation	-	-	-	-	1,193	-	-	1,193	45	1,238
Vesting of restricted stock units	201,207	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(59,548)	-	-	-	(661)	-	-	(661)	-	(661)
Payment of equity issuance costs	-	-	-	-	(65)	-	-	(65)	-	(65)
Exchange of Sky Incentive Units	196,000	-	-	-	75	-	-	75	(75)	-
Other comprehensive loss	-	-	-	-	-	-	(53)	(53)	-	(53)
Net loss	-	-	-	-	-	(6,376)	-	(6,376)	(2,750)	(9,126)
Balance at March 31, 2025	33,793,886	$3	42,046,356	$4	$169,176	$(70,968)	$-	$98,215	$52,936	$151,151
Share-based compensation	-	-	-	-	1,293	-	-	1,293	30	1,323
Vesting of restricted stock units	31,190	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(10,175)	-	-	-	(116)	-		(116)	-	(116)
Issuance of stock through ATM Facility, net of equity issuance costs	20,472	-	-	-	281	-		281		281
Payment of equity issuance costs	-	-	-	-	(20)	-		(20)	-	(20)
Other comprehensive loss	-	-	-	-	-	-	70	70	-	70
Net income (loss)	-	-	-	-	-	17,453	-	17,453	(3,097)	14,356
Balance at June 30, 2025	33,835,373	$3	42,046,356	$4	$170,614	$(53,515)	$70	$117,176	$49,869	$167,045
Share-based compensation	-	-	-	-	1,990	-	-	1,990	-	1,990
Vesting of restricted stock units	94,501	-	-	-	-	-	-	-	-	-
Shares withheld for payment of employee taxes	(32,600)	-	-	-	(456)	-	-	(456)	-	(456)
Other comprehensive income	-	-	-	-	-	-	(70)	(70)	-	(70)
Net loss	-	-	-	-	-	(1,878)	-	(1,878)	(2,775)	(4,653)
Balance at September 30, 2025	33,897,274	$3	42,046,356	$4	$172,148	$(55,393)	$-	$116,762	$47,094	$163,856

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net (loss) income	$(16,160)	$577
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,372	4,411
Amortization of debt issuance costs	1,470	73
Straight-line rent adjustments, net	(1,223)	(767)
Equity-based compensation	5,075	4,551
Non-cash operating lease expense	6,890	5,287
Realized gain on available for sale investments	(64)	(95)
Paid-in-kind interest expense	764	-
Loss on disposition of assets	146	69
Unrealized gain on warrants	(7,583)	(22,275)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other assets	(921)	1,092
Accounts payable, accrued expenses, and other liabilities	1,132	177
Net cash used in operating activities	(4,102)	(6,900)

Cash flows from investing activities:
Purchases of long-lived assets	(3,340)	(7,693)
Payments for cost of construction	(110,605)	(58,489)
Proceeds from disposition of long-lived assets	30	553
Investment in notes receivable, net	-	(121)
Purchases of available for sale investments	(117,531)	(188,394)
Purchases of held-to-maturity investments	(31,359)	-
Proceeds from available for sale investments	117,595	207,493
Proceeds from held-to-maturity investments	-	2,356
Net cash used in investing activities	(145,210)	(44,295)

Cash flows from financing activities:
Proceeds from registered direct offerings	50,000	-
Proceeds from ATM Facility	2,545	281
Proceeds from issuance of bonds payable	150,000	-
Proceeds from issuance of loans payable	78,810	-
Principal payments for loans payable and finance leases	(6,395)	(1,283)
Payments for debt issuance costs	(4,351)	(4,366)
Payments for equity issuance costs	(579)	(90)
Payments of employee taxes related to vested equity awards	(1,250)	(1,233)
Net cash provided by (used in) financing activities	268,780	(6,691)

Net increase (decrease) in cash and restricted cash	119,468	(57,886)

Cash and restricted cash, beginning of period	37,024	94,359

Cash and restricted cash, end of period	$156,492	$36,473

See accompanying Notes to Unaudited Consolidated Financial Statements

SKY HARBOUR GROUP CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

The Company is organized as an umbrella partnership-C corporation, or “Up-C”, structure in which substantially all of the operating assets of the Company are held by Sky and SHG’s only substantive assets are its equity interests in Sky (the “Sky Common Units”). As of  September 30, 2026, SHG owned approximately 48.5% of the Sky Common Units and the prior holders of Sky Common Units (the “LLC Interests”) owned approximately 51.5% of the Sky Common Units and control the Company through their ownership of the Company's Class B Common Stock, $0.0001 par value (“Class B Common Stock”).

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

Significant Accounting Policies

Basis of Consolidation

SHG is deemed to have a controlling interest of Sky through its appointment as the managing member of Sky, in which SHG has control over the affairs and decision-making of Sky. The interests in Sky not owned by SHG are presented as non-controlling interests. Sky’s ownership percentage in each of its consolidated subsidiaries is 100%, unless otherwise disclosed.

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

The Company has operating leases that contain variable payments, most commonly in the form of common area maintenance and operating expense charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments. These variable payments were not material in amount for the three and nine months ended September 30, 2026 and 2025. Some of the leases contain covenants that require the Company to construct the hangar facilities on the leased grounds within a certain period and spend a set minimum dollar amount. For one of the leases, the shortfall (if any) must be paid to the lessor. See Note 18 — Commitments and Contingencies.

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

Revenue recognition

The Company leases the hangar facilities that it constructs to third party customers. The Company determines whether a contract contains a lease at the inception of the contract. The lease agreements are either on a month-to-month basis or have a defined term and  may have options to extend the term. Some of the leases contain options to terminate the lease by either party with given notice. The Company expects to continue to derive benefit from the underlying assets after the end of the lease term through further leasing arrangements. The underlying assets are the leasehold interest that the Company has in connection with its ground leases. There are no options given to the lessee to purchase the underlying assets.

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not derive 10% of its revenue from any single tenant.

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

The Company recorded income tax expense of $0 and the effective tax rate was 0.0% for the three and nine months ended September 30, 2026 and 2025. The effective income tax rate for the three and nine months ended September 30, 2026 and 2025 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized due to the cumulative losses sustained by the Company to date.

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

Unrealized losses on certain of the Company’s investments and restricted investments are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses are due to general market factors. The Company has not recognized an allowance for expected credit losses related to its investments or restricted investments as the Company has not identified any unrealized losses attributable to credit factors during the three and nine months ended September 30, 2026. The held-to-maturity restricted investments are carried on the consolidated balance sheet at amortized cost. As of  September 30, 2026, the Company has the ability and intent to hold these restricted investments until maturity, and as a result, the Company would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The fair value of the Company’s restricted investments is estimated utilizing Level 1 inputs including prices for U.S. Treasury securities with comparable maturities on active markets.

The following tables set forth summaries of the amortized cost, unrealized gains, unrealized losses, and fair value by investment type as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Restricted investments - U.S. Treasuries	$-	$-	$-	$-
Total securities available-for-sale	$-	$-	$-	$-

Securities held-to-maturity:
Restricted investments - U.S. Treasuries	42,898	287	(777)	42,408
Total securities held-to-maturity	$42,898	$287	$(777)	$42,408

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Restricted investments - U.S. Treasuries	$-	$-	$-	$-
Total securities available-for-sale	$-	$-	$-	$-

Securities held-to-maturity:
Restricted investments - U.S. Treasuries	11,453	55	-	11,508
Total securities held-to-maturity	$11,453	$55	$-	$11,508

The following table sets forth the maturity profile of the Company’s investments and restricted investments as of  September 30, 2026:

	Securities Available-for-Sale	Securities Held-to-Maturity
Due within one year	$-	$20,453
Due one year through five years	-	22,445
Total	$-	$42,898

4.	Cost of Construction and Constructed Assets

Constructed assets, net, and cost of construction, consists of the following:

	September 30, 2026	December 31, 2025
Constructed assets, net of accumulated depreciation:
Buildings: ADS Phase I, APA Phase I, BNA, CMA, DVT Phase I, OPF, SGR, and SJC Renovation	$323,180	$277,473
Accumulated depreciation	(14,802)	(9,786)
	$308,378	$267,687
Cost of construction:
ADS Phase II, BDL Phase I, HIO Phase I, IAD Phase I, ORL Phase I, POU Phase I, PWK Phase I, SLC Phase I, and TTN Phase I	$131,362	$60,837

Depreciation expense for the three and nine months ended September 30, 2026 totaled approximately $1.8 million and $5.0 million, respectively. Depreciation expense for the three and nine months ended September 30, 2025 totaled approximately $1.4 million and $3.4 million, respectively.

5.	Long-lived Assets

Long-lived assets, net, consists of the following:

	September 30, 2026	December 31, 2025
Ground support equipment	$3,001	$2,882
Machinery and equipment	8,096	7,719
Buildings	11,055	7,993
Land	1,620	1,620
Other equipment and fixtures	2,410	1,899
Purchase deposits and construction in progress	1,438	2,658
	27,620	24,771
Accumulated depreciation	(4,740)	(3,415)
	$22,880	$21,356

Depreciation expense for the three and nine months ended September 30, 2026 totaled approximately $0.4 million and $1.1 million, respectively. Depreciation expense for the three and nine months ended September 30, 2025 totaled approximately $0.3 million and $0.8 million, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2026, respectively. Capitalized depreciation of long-lived assets included in cost of construction totaled approximately $0.1 million and $0.6 million for the three and nine months ended September 30, 2025, respectively. As of  September 30, 2026 and December 31, 2025, long-lived assets included approximately $1.4 million and $2.7 million, respectively, of purchase deposits towards long-lived assets and construction in progress which are not being depreciated as the assets have not been placed into service.

6.	Lease Intangible Assets

Lease intangible assets, net, consists of the following:

	September 30, 2026	December 31, 2025
Acquired in-place lease	$1,878	$1,878
Above market leases	1,151	1,151
	3,029	3,029
Accumulated amortization	(540)	(319)
Total lease intangible assets	$2,489	$2,710

Amortization expense for the three and nine months ended September 30, 2026 totaled approximately $0.1 million and $0.2 million, respectively. Amortization expense for the three and nine months ended September 30, 2025 totaled approximately $0.1 million and $0.2 million, respectively. Less than $0.1 million and approximately $0.1 million of amortization expense is included within rental revenue within the consolidated statements of operations for the three and nine months ended September 30, 2026, respectively.

7.	Accounts Payable, Accrued Expenses, and Other Liabilities

Accounts payable, accrued expenses and other liabilities, consists of the following:

	September 30, 2026	December 31, 2025
Costs of construction	$22,068	$18,442
Employee compensation and benefits	2,054	2,017
Interest	4,635	3,889
Professional fees	1,553	851
Property taxes	428	444
Deferred rent and tenant rent received in advance	6,565	6,649
Tenant security deposits	2,321	1,536
Other	4,526	3,532
	$44,150	$37,360

8.	Leases — Lessee

The table below sets forth a summary of operating lease expense for the three and nine months ended September 30, 2026 and 2025 recorded in the captions within our consolidated statement of operations:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Ground lease expenses	$3,879	$3,522	$11,689	$9,994
Fuel expenses	153	154	421	491
General and administrative expenses	28	47	118	103
Total operating lease expense	$4,060	$3,723	$12,228	$10,588

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

In September 2026, the Company, through an indirect, wholly-owned subsidiary of the Company, executed a lease amendment with respect to its ground lease at IAD to modify certain terms of the original lease and add an option exercisable by the Company to add an approximately 15 acre parcel of land to the existing lease (the “IAD Lease Amendment”). The option granted by the IAD Lease Amendment expires the earlier of five years from the certificate of occupancy associated with IAD Phase II or December 31, 2037. The lease term associated with the option granted by the IAD Lease Amendment is co-terminus with the other parcel covered by the Company's ground lease at IAD.

Supplemental consolidated cash flow information related to the Company’s leases was as follows:

	Nine months ended
	September 30,	September 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,979	$4,846
Operating cash flows from finance leases	5	1
Financing cash flows from finance leases	43	16

Supplemental consolidated balance sheet information related to the Company’s leases was as follows:

Weighted Average Remaining Lease Term (in years)	September 30, 2026	December 31, 2025
Operating leases
Ground leases - Unimproved at commencement	51.6	52.5
Ground leases - Existing improvements	29.0	30.1
Equipment leases	7.4	7.8
Office leases	-	0.1
All operating leases	44.8	44.9
Finance leases	2.0	2.5

Weighted Average Discount Rate
Operating leases
Ground leases - Unimproved at commencement	5.93%	5.79%
Ground leases - Existing improvements	5.17%	5.18%
Equipment leases	5.51%	5.51%
Office leases	-	4.82%
All operating leases	5.80%	5.68%
Finance leases	6.97%	6.75%

The Company’s future minimum lease payments required under leases as of  September 30, 2026 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026 (remainder of year)	$1,816	$11
2027	8,756	45
2028	10,691	32
2029	11,436	-
2030	11,590	-
Thereafter	719,525	-
Total lease payments	763,814	88
Less imputed interest	(554,460)	(5)
Total	$209,354	$83

9.	Leases — Lessor

Tenant leases to which the Company is the lessor require the following non-cancelable future minimum lease payments from tenants as of  September 30, 2026:

Year Ending December 31,	Operating Leases
2026 (remainder of year)	$7,443
2027	23,927
2028	17,391
2029	10,016
2030	7,309
Thereafter	17,375
Total	$83,461

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

The table below sets forth a summary of variable payments for the three and nine months ended  September 30, 2026 and 2025 recorded in the captions within our consolidated statement of operations:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Variable payments included in rental revenue	$538	$332	$1,481	$1,068
Variable payments included in fuel revenue	854	839	2,548	1,984
Total variable payments included in revenue	$1,392	$1,171	$4,029	$3,052

As of  September 30, 2026 and  December 31, 2025, the deferred rent receivable included in accounts receivable, prepaid expenses, and other assets was approximately $2.4 million and $1.5 million, respectively. Deferred rent liabilities and rent received in advance represent tenant payments received prior to the contractual due date, and are included in accounts payable, accrued expenses, and other liabilities. Such liabilities totaled approximately $6.6 million and $6.6 million as of  September 30, 2026 and  December 31, 2025, respectively.

10.	Bonds payable, Loans payable, and Interest

The following table summarizes the Company’s bonds and loans payable as of  September 30, 2026 and  December 31, 2025:

			September 30, 2026		December 31, 2025
	Maturity Dates	Contractual Interest Rates	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Bonds payable:
Series 2021 Bonds	July 2036 - July 2054	4.00 - 4.25%	$166,340	$162,955	$166,340	$162,815
Series 2026 Bonds	Subject to Mandatory Tender January 2031	6.00%	150,000	147,054	-	-
Total bonds payable			316,340	310,009	166,340	162,815

Loans payable and finance leases:
Term Loan Facility	September 2030	80% of (SOFR + 0.1%) + 2.00%	70,817	70,817	-	-
Yorkville Promissory Note 1	June 2027	7.75%	11,250	11,101	15,000	14,430
Yorkville Promissory Note 2	June 2027	7.75%	7,500	7,389	-	-
Vista Loan	December 2035	Prime + 0.25%	5,997	5,895	6,090	5,980
Equipment Loan	August 2026	3.79%	-	-	9	9
Finance Leases	August 2026 - July 2027	6.97%	83	83	125	125
Total loans payable and finance leases			95,647	95,285	21,224	20,544
Total bonds and loans payable			$411,987	$405,294	$187,564	$183,359

The Company’s contractual principal payments required under its bonds payable and loans payable as of  September 30, 2026 were as follows:

Year Ending December 31,	Bonds Payable	Loans Payable
2026 (remainder of year)	$-	$6,270
2027	-	12,591
2028	-	98
2029	-	105
2030	-	70,930
Thereafter	316,340	5,569
Total	$316,340	$95,563

As of  September 30, 2026 and  December 31, 2025, the fair value of the Company's Series 2021 Bonds was approximately $141.8 million and $140.8 million, respectively. As of  September 30, 2026, the fair value of the Company's Series 2026 Bonds was approximately $155.3 million. The fair value of the Company's bonds is estimated utilizing Level 2 inputs including prices for the bonds on inactive markets. The Term Loan Facility and the Vista Loan bear interest at a floating rate based on an index plus a spread, and the Yorkville Promissory Notes carry short-term maturities. As such, the Company believes the carrying value of such debt approximates their respective fair value.

Interest Expense

The following table sets forth the details of interest expense:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest	$5,409	$1,859	$14,138	$5,601
Commitment fees	182	83	671	83
Accretion of bond premium and amortization of debt issuance costs	717	121	2,160	218
Total interest incurred	6,308	2,063	16,969	5,902
Less: capitalized interest	(5,132)	(1,783)	(13,160)	(5,351)
Interest expense	$1,176	$280	$3,809	$551

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

The following table reflects the fair value of the Swap Agreement as of  September 30, 2026 and  December 31, 2025:

Balance sheet location:	September 30, 2026	December 31, 2025
Asset derivatives:
Accounts receivable, prepaid expenses, and other assets	$5	$2

The Swap Agreement is not designated as a hedging instrument. The Company records cash settlements and changes in fair value associated with the Swap Agreement as a component of interest expense within the consolidated statement of operations.

Tax-Exempt Series 2026 Bonds Issuance

On  February 12, 2026, Sky Harbour Capital III LLC (“Sky Capital III”), an indirect, wholly-owned subsidiary of the Company, completed a $150 million financing through the issuance of Revenue Bonds (Sky Harbour Capital III LLC Aviation Facilities Project), Series 2026 (the “Series 2026 Bonds”). The Series 2026 Bonds were issued by the Public Finance Authority of Wisconsin, a multi-jurisdictional conduit issuer (the “Issuer”), pursuant to a Trust Indenture, dated as of  January 1, 2026 (the “Indenture”) and effective as of  February 12, 2026, between the Issuer and UMB Bank, N.A., as trustee (the “Series 2026 Bond Trustee”). The proceeds of the Bonds were used to make a loan (the “Loan”) to Sky Capital III pursuant to a Loan Agreement, dated as of  February 1, 2026 (the “Loan Agreement”), between the Issuer and Sky Capital III, and assigned to the Series 2026 Bond Trustee. The Series 2026 Bonds were issued in a limited offering (the “Offering”) pursuant to a Limited Offering Memorandum dated  January 29, 2026 (the “Limited Offering Memorandum”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or accredited investors within the meaning of Rule 501(a) under the Securities Act. The borrowings under the Loan Agreement are guaranteed (the “Guarantee”) by Sky, and Sky Harbour Holdings IV LLC, a wholly owned subsidiary of Sky (the “Pledgor”). Pursuant to the Indenture, all of the Issuer’s right, title, and interest in the Loan Agreement (except for certain unassigned rights) were assigned to the Series 2026 Bond Trustee. The Series 2026 Bonds are secured by the Loan Agreement and the residual cash flows of certain of the Company’s projects, and payment of the Bonds is structurally subordinate to the Series 2021 Bonds and borrowings under the Term Loan Facility.

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

Provided certain conditions within the Amendment are met, the Amendment permits the Term Loan Borrowers to distribute or otherwise transfer such Term Loan Facility Surplus Funds to (i) Sky (the “Parent Guarantor”) for the payment of general and administrative expenses of the Parent Guarantor, (ii) pay current interest or principal on indebtedness of the Parent Guarantor or indebtedness guaranteed by the Parent Guarantor, (iii) deposit or transfer such funds into a separate account of an affiliate of the Parent Guarantor as security for the payment of principal of or interest on other indebtedness, or (iv) make a capital contribution of a Term Loan Borrower for the approved construction and operation of hangar project facilities at various airports (the “Portfolio II Projects”, and such restriction on distributions and transfers the “Permissible Uses”). The Amendment permits the release of the Term Loan Facility Surplus Funds beginning on the later of  January 1, 2027 or a trigger date based on substantial completion of certain Portfolio II Projects, and requires the Term Loan Borrowers to maintain (i) a historical debt service coverage ratio, and (ii) a projected debt service coverage ratio, in each case determined on the last day of each fiscal quarter of the Term Loan Borrowers, at a ratio of not less than 2.00 to 1.00.

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

The Second Amendment required that the Company make cash contributions to one or more of the Borrowers in an aggregate amount of not less than $20 million (the “Term Loan Facility Replenishment”) to fund eligible capital expenditures associated with the Portfolio II Projects. The Company was permitted to utilize the cash proceeds of the Series 2026 Bonds to fulfill the requirements of the Term Loan Facility Replenishment. Pursuant to the Second Amendment the Borrowers agreed not to create or permit a lien on the Company's hangar campus at SJC or its equity interests therein, or income derived therefrom, until the Term Loan Facility Replenishment was complete.

As of September 30, 2026, the Company had fulfilled the requirements of the Term Loan Facility Replenishment.

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

As of September 30, 2026, there was approximately $129.2 million of availability under the Term Loan Facility, subject to borrowing base restrictions.

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

The  January 2026 Yorkville Promissory Note accrues interest at a rate of 7.75% per annum (or 18% upon the occurrence of an event of default) and matures on  June 8, 2027. Beginning on  July 8, 2026, and continuing on the same day of each of the twelve successive months thereafter, Sky shall repay a portion of the outstanding balance of the  January 2026 Yorkville Promissory Note in amounts equal to approximately $0.8 million. The obligations of Sky under the  January 2026 Yorkville Promissory Note are guaranteed by the Company pursuant to a separate guaranty agreement between the Company and Yorkville. In connection with and pursuant to the  January 2026 Yorkville Promissory Note, the Company issued 40,000 shares of Class A Common Stock to Yorkville. The  January 2026 Yorkville Promissory Note contains customary representations and warranties by Sky and the Company and customary events of default. The proceeds of the  January 2026 Yorkville Promissory Note  may be used for working capital and general corporate purposes.

11.	Warrants

SHG’s legal predecessor, YAC, issued to third-party investors 6,799,439 warrants which entitle the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). In addition, 7,719,779 private placement warrants (the “Private Warrants”) were sold to BOC Yellowstone LLC (the “Sponsor”). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Warrants remain outstanding under the same terms and conditions to purchase shares of the Company’s Class A Common Stock. The terms of the Private Warrants are identical to those of the Public Warrants, except for that so long as the Private Warrants are held by the Sponsor or its permitted transferees, they  may be exercised on a cashless basis.

In connection with the Securities Purchase Agreement (the “2023 Purchase Agreement”) entered into on November 1, 2023 with certain investors, the Company issued to third-party investors 1,541,600 warrants (the “PIPE Warrants”, and together with the Public Warrants and the Private Warrants, the “Warrants”). The PIPE Warrants are equivalent in form and substance to the Company’s Public Warrants.

The Warrants contain an exercise price of $11.50 per share and expire on  January 25, 2027. The Company determined the fair value of its Public Warrants and PIPE Warrants based on the publicly listed trading price as of the valuation date. Accordingly, these warrants are classified as Level 1 financial instruments. As the terms of the Private Warrants are identical to those of the Public Warrants, the Company determined the fair value of its Private Warrants based on the publicly listed trading price of the Public Warrants as of the valuation date and has classified the Private Warrants as Level 2 financial instruments.

No Warrants were exercised during the three and nine months ended September 30, 2026 and 2025. As of  September 30, 2026, 15,798,155 Warrants remain outstanding.

The closing price of the Warrants was $0.17 and $0.65 per warrant on  September 30, 2026 and  December 31, 2025, respectively. The aggregate fair value of the outstanding Warrants was approximately $2.7 million and $10.3 million as of  September 30, 2026 and  December 31, 2025, respectively. During the three months ended  September 30, 2026 and 2025, the Company recorded unrealized gains associated with the change in fair value of the Warrants of approximately $4.6 million and $3.0 million, respectively. During the nine months ended  September 30, 2026 and 2025, the Company recorded unrealized gains associated with the change in fair value of the Warrants of approximately $7.6 million and $22.3 million, respectively.

12.	Equity

Common Equity

As of  September 30, 2026, there were 39,622,045 and 42,046,356 shares of Class A Common Stock and Class B Common Stock outstanding, respectively. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

Registered Direct Offerings

On August 10, 2026 and August 21, 2026, the Company entered into stock purchase agreements with certain investors (the “Investors”), pursuant to which the Company agreed to sell an aggregate of 5,000,000 shares of Class A Common Stock to the Investors in registered direct offerings at a purchase price of $10.00 per share. The closings of the offerings occurred on August 12, 2026 and August 26, 2026, respectively. The Company received aggregate gross proceeds of $50.0 million from the offerings, before deducting offering-related expenses.

In connection with the registered direct offerings, the Company and its directors and executive officers and certain holders of more than 5.0% of its outstanding stock (the “Lock-Up Parties”) and the Investors have agreed that for a period of 90 days following the closing date, subject to certain exceptions, the Lock-Up Parties will not sell, pledge, or otherwise transfer or dispose of, directly or indirectly, any shares Class A Common Stock or securities convertible into or exchangeable or exercisable for any shares of Class A Common Stock.

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

During the three months ended  September 30, 2026, there were no sales under the ATM Facility. During the nine months ended  September 30, 2026, the Company sold 242,483 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $10.49.

Non-controlling Interests

The LLC Interests’ ownership in Sky is presented as non-controlling interests within the Equity section of the consolidated balance sheet as of  September 30, 2026 and represents the Sky Common Units held by holders other than SHG. The holders of LLC Interests may exchange Sky Common Units along with an equal number of Class B Common Shares, for Class A Common Shares of the Company. The LLC Interests do not have the option to redeem their Sky Common Units for cash or a variable number of Class A Common Shares, nor does SHG have the option to settle a redemption in such a manner. As of  September 30, 2026, the LLC interests owned approximately 51.5% of the Sky Common Units outstanding.

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

During the three and nine months ended September 30, 2026, the Company recognized stock compensation expense of approximately $1.3 million and $4.0 million, respectively, associated with all RSU awards. During the three and nine months ended September 30, 2025, the Company recognized stock compensation expense of approximately $1.8 million and $3.9 million, respectively, associated with all RSU awards, inclusive of the recognition of approximately $0.7 million of expense associated with the accelerated vesting of unvested RSUs upon the departure of the Company's former Chief Operating Officer. The Company recognizes expense associated with RSU awards within employee compensation and benefits within the statement of operations. As of  September 30, 2026, there are 1,473,475 unvested RSUs outstanding with a weighted average grant date fair value of $9.55. The unrecognized compensation costs associated with all unvested RSUs at  September 30, 2026 was approximately $12.1 million that is expected to be recognized over a weighted-average future period of 2.9 years.

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

During the three and nine months ended September 30, 2026, the Company recognized stock compensation expense of approximately $0.4 million and $1.1 million, respectively, associated with all NSO awards. During the three and nine months ended September 30, 2025, the Company recognized stock compensation expense of approximately $0.2 million and $0.6 million, respectively, associated with all NSO awards. The unrecognized compensation costs associated with all unvested NSOs at September 30, 2026 was approximately $11.6 million that is expected to be recognized over a weighted-average future period of 7.7 years.

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net (loss) income	$(2,819)	$(4,653)	$(16,160)	$577
Less: Net loss attributable to non-controlling interests	(2,747)	(2,775)	(9,272)	(8,622)
Basic net (loss) income attributable to Sky Harbour Group Corporation shareholders	(72)	(1,878)	(6,888)	9,199
Less: Net loss attributable to non-controlling interests	-	-	-	(8,622)
Diluted net (loss) income attributable to Sky Harbour Group Corporation shareholders	(72)	(1,878)	(6,888)	577

Denominator:
Basic weighted average shares of Class A Common Stock outstanding	37,143	33,881	35,235	33,792
Effect of dilutive exchange of Class B Common Stock	-	-	-	42,046
Effect of dilutive exchange of Sky Incentive Units	-	-	-	1,857
Effect of dilutive restricted stock units	-	-	-	68
Diluted weighted average shares outstanding	37,143	33,881	35,235	77,763

(Loss) earnings per share of Class A Common Stock – Basic	$(0.00)	$(0.06)	$(0.20)	$0.27
(Loss) earnings per share of Class A Common Stock – Diluted	$(0.00)	$(0.06)	$(0.20)	$0.01

Potentially dilutive shares excluded from the weighted-average shares used to calculate the diluted net earnings (loss) per common share were as follows (in thousands):

	Three Months Ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Shares subject to unvested restricted stock units	1,473	989	1,473	757
Shares issuable upon the exercise of unvested stock options	2,313	1,125	2,313	1,125
Shares issuable upon the exercise of Warrants	15,798	15,798	15,798	15,798
Shares issuable upon the exchange of Class B Common Stock	42,046	42,046	42,046	-
Shares issuable upon the exercise and exchange of Sky Incentive Units	1,860	1,860	1,860	4

15.	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income:

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2025	$-	$-
Other comprehensive income before reclassifications	244	244
Amounts reclassified to other (income) expense	(244)	(244)
Balance as of September 30, 2026	$-	$-

	Unrealized gain on Available-for-sale Securities	Total
Balance as of December 31, 2024	$53	$53
Other comprehensive income before reclassifications	70	70
Amounts reclassified to other (income) expense	(123)	(123)
Balance as of September 30, 2025	$-	$-

16.	Supplemental Cash Flow Information

The following table summarizes non-cash investing and financing activities:

	Nine months ended
	September 30, 2026	September 30, 2025
Accrued costs of construction, including capitalized interest	$23,989	$11,109
Accrued costs of long-lived assets	403	787
Debt issuance costs and premium amortized to cost of construction	690	146

The following table summarizes non-cash activities associated with the Company’s operating leases:

	Nine months ended
	September 30, 2026	September 30, 2025
Right-of-use assets obtained in exchange for operating lease liabilities	$16,859	$20,238
Net (decrease) increase in right-of-use assets and operating lease liabilities due to lease remeasurement	(1,133)	1,578

The following table summarizes interest paid:

	Nine months ended
	September 30, 2026	September 30, 2025
Interest paid	$10,671	$7,335

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total shown within the consolidated statements of cash flows:

	Nine months ended
	September 30, 2026	September 30, 2025
Cash, beginning of year	$20,718	$42,442
Restricted cash, beginning of year	16,306	51,917
Cash and restricted cash, beginning of year	$37,024	$94,359

Cash, end of period	$43,858	$23,505
Restricted cash, end of period	112,634	12,968
Cash and restricted cash, end of period	$156,492	$36,473

17.	Segment Information

The Company has one consolidated reportable segment. This segment derives revenues from customers through the leasing of home-basing aircraft hangars and through services and products ancillary to its leasing activities. As of  September 30, 2026, the Company drives revenue entirely within the United States and manages the business activities on a consolidated basis.

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

As of  September 30, 2026, the Company has contracts for construction of the OPF Phase II, BDL Phase I, and POU Phase I construction projects. The Company  may terminate any of the contracts or suspend construction without cause. There are no termination penalties under such construction contracts.

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

As of  September 30, 2026 and  December 31, 2025, the Company had loaned a total of $1.2 million and $1.1 million, respectively, to such company, the balance of which is presented as a component of accounts receivable, prepaid expenses, and other assets within the Company’s consolidated balance sheet.

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

For the three and nine months ended September 30, 2026, the Company recognized approximately $0.1 million and $0.3 million of expense, respectively, within pursuit and marketing expenses under the terms of this agreement. For the three and nine months ended September 30, 2025, the Company recognized approximately $0.1 million and $0.4 million of expense, respectively, within pursuit and marketing expenses under the terms of this agreement. The related liability is included in Accounts payable, accrued expenses and other liabilities within the consolidated balance sheet as of  September 30, 2026.

Other Relationships

For the three and nine months ended September 30, 2026 and 2025, the Company recognized less than $0.1 million of expense for consulting services received from a company that employed the Chief Financial Officer until prior to  July 1, 2021.

On June 1, 2025, the Company hired an individual to serve as its head of construction and president of one of its wholly-owned subsidiaries, Ascend Aviation Services (“Ascend”). Such individual was previously employed by, and continues to hold a financial interest in, a company that provides construction services to the Company (the “General Contractor”). The General Contractor was previously engaged by the Company to serve as general contractor in connection with its SGR and APA Phase I development project. During the three and nine months ended September 30, 2025, the Company incurred $2.1 million and $7.9 million of construction costs associated with the General Contractor at its APA Phase I project, respectively. The General Contractor was also previously engaged by the Company to serve as an architectural and engineering consultant in connection with its ADS Phase II development project. During the three and nine months ended September 30, 2026, the Company incurred $0.1 million and $0.1 million, respectively, of construction costs associated with such services. During the three and nine months ended September 30, 2025, the Company incurred $0 and $0.1 million of construction costs associated with the ADS Phase II development project, respectively. All such costs are capitalized and included as a component of cost of construction within the consolidated balance sheet as of  September 30, 2026.

Ascend shares office space, equipment, and various administrative services with the General Contractor. Costs incurred by the General Contractor are allocated between Ascend and the General Contractor and are charged at cost. During the three and nine months ended September 30, 2026 the allocated costs from the General Contractor to Ascend were less than $0.1 million and $0.1 million, respectively. During each of the three and nine months ended  September 30, 2025 the allocated costs from the General Contractor to Ascend were approximately $0.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in our Form 10-K or this Form 10-Q. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

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

The table below presents certain information with respect to our portfolio of ground leases as of September 30, 2026.

Airport	IATA Code	Location (City, State)	Location (Metropolitan Center)	Ground Lessor	Ground Lease Acres	Ground Lease Exp. Year(1)
Addison Airport	ADS	Addison, TX	Dallas, TX	Town of Addison	12.5	2065
Bradley International Airport	BDL	Windsor Locks, CT	Hartford, CT	Connecticut Airport Authority	8.0	2075
Camarillo Airport(2)	CMA	Camarillo, CA	Los Angeles, CA	County of Ventura	17.1	2073
Centennial Airport	APA	Englewood, CO	Denver, CO	Arapahoe County Public Airport Authority	19.7	2097
Chicago Executive Airport	PWK	Wheeling, IL	Chicago, IL	Village of Wheeling and City of Prospect Heights	15.0	2075
Fort Worth Meacham International Airport	FTW	Fort Worth, TX	Fort Worth, TX	City of Fort Worth	4.5	2056
Hillsboro Airport	HIO	Hillsboro, OR	Portland, OR	Port of Portland	13.2	2072
Hudson Valley Regional Airport	POU	Wappingers Falls, NY	New York, NY	County of Dutchess	7.1	2066
Long Beach Airport	LGB	Long Beach, CA	Los Angeles, CA	City of Long Beach	17.1	2075
Miami-Opa Locka Executive Airport	OPF	Opa Locka, FL	Miami, FL	Miami-Dade County	22.6	2079
Nashville International Airport	BNA	Nashville, TN	Nashville, TN	Metropolitan Nashville Airport Authority	15.2	2070
New York Stewart International Airport	SWF	New Windsor, NY	New York, NY	The Port Authority of New York and New Jersey	26.0	2070
Orlando Executive Airport	ORL	Orlando, FL	Orlando, FL	Greater Orlando Aviation Authority	20.0	2074
Phoenix Deer Valley Airport	DVT	Phoenix, AZ	Phoenix, AZ	City of Phoenix	15.4	2061
Salt Lake City International Airport	SLC	Salt Lake City, UT	Salt Lake City, UT	Salt Lake City Corporation	8.4	2077
San José Mineta International Airport	SJC	San José, CA	San José, CA	City of San José	6.5	2044
Sugar Land Regional Airport	SGR	Sugar Land, TX	Houston, TX	City of Sugar Land	4.1	2049
Trenton-Mercer Airport	TTN	Ewing, NJ	New York, NY - Philadelphia, PA	County of Mercer	11.8	2078
Washington Dulles International Airport	IAD	Dulles, VA	Washington, DC	Metropolitan Washington Airports Authority	30.0	2084

(1)

Ground lease expiration years presented include estimates of term commencements based on the achievement of certain milestones and assume the exercise of all lease term extension options exercisable at our sole discretion.

(2)	Our portfolio at Camarillo Airport consists of two ground leases which cover 6.2 and 10.9 acres, respectively. Such leases expire in 2071 and 2073, respectively.

The following tables provide supplemental information regarding each of our home basing hangar campus properties in operation and in development:

PROPERTIES IN OPERATION

Facility	Completion Date	Hangars	Rentable Square Footage	% of Total Rentable Square Footage	Occupancy at September 30, 2026	Economic Occupancy at September 30, 2026(1)
SGR	December 2020	7	66,080	6.3%	100.0%	100.0%
BNA	November 2022	10	149,069	14.3%	99.0%	99.0%
OPF	February 2023 / May 2026	15	271,293	26.0%	86.3%	86.3%
DVT Phase I	April 2025	8	134,270	12.9%	76.9%	76.9%
ADS Phase I	June 2025	6	118,602	11.4%	97.5%	97.5%
APA Phase I	September 2025	9	130,664	12.5%	44.5%	44.5%
SJC Renovation	Existing facility	1	50,431	4.8%	100.0%	131.7%
CMA	Existing facility	4	121,931	11.7%	100.0%	102.1%
Total/Weighted Average		60	1,042,340	100.0%	86.1%	87.9%

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

PROPERTIES IN DEVELOPMENT

		Projected	Projected	Estimated Total
		Construction	Completion	Project Cost		Rentable
Facility	Status	Start (1)	Date (1)	($mm) (1)	Hangars (1)	Square Footage (1)
ADS Phase II	In Construction	Q1 2026	Q1 2027	24.6 - 27.6	4	110,990
APA Phase II	In Development	TBD	TBD	30.4 - 33.6	3	57,570
BDL Phase I	In Construction	Q3 2025	Q4 2026	40.0 - 42.1	3	107,360
CMA Phase I	In Development	Q1 2028	Q1 2029	26.0 - 35.0	3	92,680
DVT Phase II	In Development	TBD	TBD	34.6 - 38.6	4	132,732
FTW Phase I	In Development	Q4 2026	Q4 2027	19.0 - 22.0	2	74,560
HIO Phase I	In Development	Q4 2027	Q4 2028	32.0 - 34.0	4	107,680
HIO Phase II	In Development	TBD	TBD	29.5 - 32.0	2	85,760
IAD Phase I	In Development	Q4 2026	Q1 2028	92.0 - 96.0	4	171,520
IAD Phase II	In Development	TBD	TBD	44.7 - 49.4	4	171,520
IAD Phase III	In Development	TBD	TBD	44.7 - 49.4	4	171,520
LGB Phase I	In Development	Q3 2027	Q4 2028	38.8 - 45.7	3	138,434
LGB Phase II	In Development	TBD	TBD	TBD	2	85,760
ORL Phase I	In Construction	Q2 2026	Q3 2027	41.0 - 44.0	4	133,640
ORL Phase II	In Development	TBD	TBD	35.2 - 39.0	3	128,640
POU Phase I	In Construction	Q2 2026	Q3 2027	31.0 - 32.5	2	85,760
POU Phase II	In Development	TBD	TBD	18.3 - 20.3	1	42,880
PWK Phase I	In Construction	Q4 2026	Q1 2028	38.0 - 44.0	3	128,640
PWK Phase II	In Development	TBD	TBD	TBD	4	171,520
SJC Phase II	In Development	Q2 2027	Q2 2028	17.1 - 17.9	1	28,000
SLC Phase I	In Construction	Q1 2026	Q1 2027	47.2 - 49.0	4	171,520
SWF Phase I	In Development	TBD	TBD	TBD	8	256,240
TTN Phase I	In Development	Q4 2026	Q1 2028	40.1 - 44.3	3	128,640
Total				724.2 - 796.4	75	2,783,566

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

Recent Developments

In September 2026, we executed the IAD Lease Amendment to add an option exercisable by the Company to add an approximately 15 acre parcel of land our existing lease at IAD. The option granted by the IAD Lease Amendment expires the earlier of five years from the certificate of occupancy associated with IAD Phase II or December 31, 2037. The lease term associated with the option granted by the IAD Lease Amendment is co-terminus with our other parcel covered by the Company's ground lease at IAD.

Factors That May Influence Future Results of Operations

Airfield and Tenant Portfolio Growth

Our future success depends upon our ability to attract and retain tenants for hangars at our HBO campuses. The extent to which we achieve growth in our customer base materially influences our business and results of operations. Any number of factors could affect our ability to grow our customer base, including tenant preferences for hangar space and related services, including size and location of the hangar, as well as general economic conditions. The level and volatility of fuel prices may also impact the general aviation industry and our ability to attract and retain tenants. For example, during the first three quarters of 2026, fuel prices increased significantly as a result of ongoing geopolitical events and market disruptions. At our ADS, APA, and CMA HBO campuses, we are directly exposed to fluctuations in fuel prices, which could have a material effect on our operating results at such campuses. Due to the competitive nature of our industry, we cannot predict the impact periods of high volatility in fuel prices or significant disruptions in the supply of aircraft fuel will have on our ability to attract and retain tenants. In addition, our ability to attract and retain customers may be dependent on other factors outside of our control, including the future trend of private aircraft sizes and the availability of alternative hangars, including size, location and/or services provided. Any significant decline in our customer base, or in our rate of growth, could have a material adverse effect on our business and results of operations, which could, in turn, result in a decline in the trading price of our securities.

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

Construction Material Costs and Labor

When constructing our HBO campuses we use various materials, assemblies, and labor components. We contract for our materials and labor both internally through our in-house general contractor and with various external general contractors under guaranteed maximum price (GMP) contracts upon receipt of building permits. This allows us to mitigate certain inflationary pressures associated with increases in certain building materials and labor costs between the time construction begins at a hangar campus and the time it is completed. Typically, the materials and most of the components used to construct our hangar campuses are readily available in the United States, and we attempt to procure such materials from domestic sources where and when possible. We monitor the supply markets and ensure robust competition to achieve the best prices available. Typically, the price changes that most significantly influence our development operations are price increases in steel, concrete, and labor. Inflationary and supply chain pressures have previously led to increased construction materials costs, specifically associated with steel, concrete, and other materials. Further inflationary and supply chain pressures, including those associated with changes in trade policies, could adversely affect our business. The imposition of or increase in tariffs on construction materials such as steel, and other potential changes in U.S. and global trade policy, could substantially increase the cost of and limit the availability of construction materials. Tariffs and retaliatory tariffs announced by the U.S. and other countries, the implementation, size and timing of which remain uncertain and rapidly evolving, could impact the cost of certain of our construction materials. The implementation of these tariffs and future tariffs, or any changes in trade policies that have a similar effect, or the threat of any of the foregoing, could result in further interruptions in the supply chain. We believe we may continue to experience such pressures in future quarters, as well as delays in our subsidiaries’ and contractors’ ability to requisition such materials. However, there can be no assurance that we will be able to increase the lease rates for the hangars within our hangar campuses to absorb these increased costs, if at all.

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

Increases in Market Interest Rates and Future Costs of Borrowing

Economic conditions and actions by policymaking bodies contributed to rising interest rates, which, along with increases in our borrowing levels, could increase our future borrowing costs. While the Federal Reserve reduced interest rates during 2025, it has since paused its rate-cutting cycle and has raised interest rates, and has indicated the potential for further interest rate hikes in the future. Interest rates remain relatively high and there can be no certainty with respect to the occurrence, timing, or magnitude any future interest rate decisions by the Federal Reserve, and thus no certainty with respect to the ultimate impact on our borrowing costs. We expect to issue additional debt to finance future site developments and refinance the Term Loan Facility and the Series 2026 Bonds on or prior to its maturity date and mandatory tender date, respectively. Elevated interest rates would impact our overall economic performance. In addition, we are subject to credit spreads demanded by fixed income investors. As a non-rated issuer, increases in general of credit spreads in the market, or for us, may result in a higher cost of borrowing in the future. We intend to access the bond market on an opportunistic basis. In addition, we may hedge against rising benchmark interest rates by entering into hedging strategies with high quality counterparties.

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

We raise equity capital from time to time to fund construction at additional HBO campuses over the next several years. We also have the ability to access the capital markets through our ATM Facility and through our effective shelf registration statement on Form S-3. On average, each future campus is anticipated to be composed of 200,000 rentable square feet and is expected to cost approximately $60 million, with 70% or more to be funded with additional private activity bonds or other indebtedness. All future hangar campus projects are discretionary and require us to identify the appropriate airports with the target hangar demand economics, secure required ground leases and permits, and complete future construction at such sites.

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

Revenue

The majority of our revenue is generated from rents and fees we earn pursuant to the lease and service agreements we enter into with our tenants. Our ability to achieve revenue growth depends upon our ability to attract and retain tenants for hangars at our home basing hangar campuses. The extent to which we achieve growth in our customer base materially influences our business and results of operations. Any number of factors could affect our ability to grow our customer base, including tenant preferences for hangar space and related services, including size and location of the hangar, as well as general economic conditions. Rental revenue is recognized in accordance with ASC Topic 842, Leases, and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease and (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the common area maintenance and operating expenses of the property and are recognized in the same period as the expenses are incurred. We derive all of our revenue from tenants in the United States. At certain of our HBO campuses, we recognize revenue from ground-based services, such as the fueling and towing of aircraft. Revenue for the sale of aircraft fuel is recognized at the time the customer obtains control of the fuel. Revenue for the sale of other ground-based services is recognized at the time the service is performed and provided to customers. Customers are invoiced at the time the services are performed and the associated revenue is recognized in the period it is earned. Our fueling arrangements generally are unique at each location we operate, and may be accounted for on a gross or net basis. We determine whether to recognize fuel and services revenue on a gross or net basis based on consideration of various factors, including whether we have control of the products or services prior to delivery to customers, our degree of latitude in establishing the sales price, whether we carry the associated inventory risk, and which party is the primary obligor within such sales arrangements.

Operating Expenses

In addition to changes in our revenue, our operating results are affected by, among other things, the level of our operating expenses. One of our largest expenses is the payments payable under our ground leases. For the nine months ended September 30, 2026 and 2025, we recognized expense related to ground leases of approximately $11.7 million and $10.0 million, respectively. We elect to expense rather than capitalize ground lease expense incurred at hangar campus sites under development and will incur expense under GAAP regardless of whether our ground leases defer cash rent payments until completion of construction. As we enter into new ground leases at new airport sites, our ground lease expense and associated cash payments to airport landlords will continue to increase. If airport landlords increase the per acre cost of the ground lease of our target campuses, the operating margins at potential target developments may be impacted negatively. Other operating expenses reflected in our consolidated statement of operations are reflective of the professional, legal and consulting fees, compensation costs, and other general and administrative expenses, including those necessary to support our business as a public company such as expenses associated with corporate governance, SEC reporting, and other compliance matters. While we expect that such expenses will rise in some measure as our portfolio of hangar campuses grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies, economies of scale, insourcing of job functions, and cost control measures.

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

Revenue Recognition

We lease hangar facilities that we construct to third party customers. The lease agreements are either on a month-to-month basis or have a defined term and may have options to extend the term. Some of the leases contain options to terminate the lease by either party with given notice. There are no options given to the lessee to purchase the underlying assets. Rental revenue is recognized in accordance with ASC Topic 842, Leases, and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and is recognized on a straight-line basis over the term of the lease and (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the common area maintenance and operating expenses of the property and are recognized in the same period as the expenses are incurred.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Three months ended
	September 30, 2026	September 30, 2025	Change
Revenue:
Rental revenue	$7,640	$5,709	$1,931
Fuel revenue	2,936	1,593	1,343
Total revenue	10,576	7,302	3,274

Expenses:
Campus operating expenses	2,801	2,102	699
Fuel expenses	1,777	689	1,088
Ground lease expenses	3,879	3,522	357
Depreciation and amortization	2,208	1,774	434
Pursuit and marketing expenses	586	564	22
Employee compensation and benefits	4,655	4,961	(306)
General and administrative expenses	940	1,369	(429)
Total expenses	16,846	14,981	1,865

Operating loss	(6,270)	(7,679)	1,409

Other (income) expense:
Interest expense	1,176	280	896
Unrealized gain on warrants	(4,581)	(3,002)	(1,579)
Other income	(46)	(304)	258
Total other income	(3,451)	(3,026)	(425)

Net loss	$(2,819)	$(4,653)	$1,834

Revenues

Rental revenues for the three months ended September 30, 2026 were approximately $7.6 million, compared to approximately $5.7 million for the three months ended September 30, 2025. The $1.9 million, or 33%, increase was primarily the result of the completion of OPF Phase II during the three months ended June 30, 2026 and the cumulative impact of increased occupancy at our BNA, DVT, and ADS hangar campuses.

Fuel revenues for the three months ended September 30, 2026 were approximately $2.9 million, compared to approximately $1.6 million for the three months ended September 30, 2025. The approximately $1.3 million, or 81%, increase was primarily the result of a $1.3 million increase in fuel sales at our CMA, ADS, and APA hangar campuses, where our fuel revenues and related expenses are recognized on a gross basis.

Operating Expenses

Campus operating expenses increased approximately $0.7 million, or 33%, from approximately $2.1 million for the three months ended September 30, 2025, to approximately $2.8 million for the three months ended September 30, 2026. Salaries, wages, and benefits associated with our hangar campus personnel increased approximately $0.2 million, primarily driven by headcount increases associated with the expansion of operations at our OPF Phase II hangar campus. Other campus operating expenses increased approximately $0.5 million, primarily driven by increases of property taxes, insurance and the expansion of operations at OPF.

Fuel expenses for the three months ended September 30, 2026 were approximately $1.8 million, compared to approximately $0.7 million for the three months ended September 30, 2025. The approximately $1.1 million, or 157%, increase was primarily the result of an increase in the cost of fuel of approximately $1.1 million, driven by the impact recognizing fuel revenue and expenses on a gross basis at our CMA, ADS, and APA hangar campuses and increased volatility in fuel prices.

Ground lease expenses increased approximately $0.4 million, or 11%, from approximately $3.5 million for the three months ended September 30, 2025, to approximately $3.9 million for the three months ended September 30, 2026. The increase in ground lease expense was driven by the ground leases signed at LGB and FTW during the three months ended December 31, 2025.

Depreciation and amortization for the three months ended September 30, 2026 was approximately $2.2 million, as compared to approximately $1.8 million for the three months ended September 30, 2025. The approximately $0.4 million, or 22%, increase was primarily driven by the commencement of operations at our OPF Phase II campus during the three months ended June 30, 2026, the commencement of operations at our ADS campus during the three months ended June 30, 2025 and the commencement of operations at our APA campus during the three months ended September 30, 2025.

Pursuit and marketing expenses for the three months ended September 30, 2026 were approximately $0.6 million, compared to approximately $0.6 million for the three months ended September 30, 2025. The less than 1% increase was primarily the result of increased marketing expenditure and our investment in our growth strategy in securing airport site acquisitions and potential tenants throughout the year.

Employee compensation and benefits expenses decreased approximately $0.3 million, or 6%, to $4.7 million for the three months ended September 30, 2026, as compared to approximately $5.0 million for the three months ended September 30, 2025. The decrease was primarily driven by non-recurring charges associated with the accelerated vesting of certain RSU awards during the three months ended September 30, 2025.

For the three months ended September 30, 2026 and 2025, other general and administrative expenses were approximately $0.9 million and approximately $1.4 million, respectively. The approximately $0.5 million, or 36%, decrease was primarily driven by a decrease in legal and accounting related costs due to non-recurring transaction costs and our efforts to internalize job functions.

Other (Income) Expense

Other income increased from approximately $3.0 million for the three months ended September 30, 2025, to approximately $3.5 million for the three months ended September 30, 2026. The increase was primarily due to an approximately $1.6 million difference in the mark-to-market adjustment of the outstanding warrants at September 30, 2026 as compared to September 30, 2025, an approximately $0.9 million increase in interest expense due to higher indebtedness, and an approximately $0.3 million decrease in interest income.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following table sets forth a summary of our consolidated results of operations for the periods indicated below and the changes between the periods (in thousands).

	Nine months ended
	September 30, 2026	September 30, 2025	Change
Revenue:
Rental revenue	$21,163	$15,395	$5,768
Fuel revenue	7,993	4,088	3,905
Total revenue	29,156	19,483	9,673

Expenses:
Campus operating expenses	7,754	6,212	1,542
Fuel expenses	4,799	2,346	2,453
Ground lease expenses	11,689	9,994	1,695
Depreciation and amortization	6,295	4,352	1,943
Pursuit and marketing expenses	1,872	1,729	143
Employee compensation and benefits	13,612	13,494	118
General and administrative expenses	3,145	3,386	(241)
Total expenses	49,166	41,513	7,653

Operating loss	(20,010)	(22,030)	2,020

Other (income) expense:
Interest expense	3,809	551	3,258
Unrealized gain on warrants	(7,583)	(22,275)	14,692
Other income	(76)	(883)	807
Total other income	(3,850)	(22,607)	18,757

Net (loss) income	$(16,160)	$577	$(16,737)

Revenues

Rental revenues for the nine months ended September 30, 2026 were approximately $21.2 million, compared to approximately $15.4 million for the nine months ended September 30, 2025. The $5.8 million, or 38%, increase was primarily the result of operations at our APA and ADS hangar campuses, which commenced operations throughout the year ended December 31, 2025, the completion of OPF Phase II during the three months ended June 30, 2026, and the cumulative impact of increased occupancy at our BNA, DVT, and SJC hangar campuses.

Fuel revenues for the nine months ended September 30, 2026 were approximately $8.0 million, compared to approximately $4.1 million for the nine months ended September 30, 2025. The approximately $3.9 million, or 95%, increase was primarily the result of a $3.4 million increase in fuel sales at our CMA, ADS, and APA hangar campuses, where our fuel revenues and related expenses are recognized on a gross basis. Other fuel revenue increased by approximately $0.5 million, which was primarily driven by an increase in fuel gallons uplifted at our BNA, OPF, and SJC hangar campuses due to increased occupancy.

Operating Expenses

Campus operating expenses increased approximately $1.6 million, or 26%, from approximately $6.2 million for the nine months ended September 30, 2025, to approximately $7.8 million for the nine months ended September 30, 2026. Salaries, wages, and benefits associated with our hangar campus personnel increased approximately $0.6 million, primarily driven by headcount increases associated with the commencement of operations at our DVT, APA, and ADS hangar campuses throughout the year ended December 31, 2025. Other campus operating expenses increased approximately $1.0 million, primarily driven by increased insurance, property taxes, and utilities associated with operations at DVT, APA, ADS and OPF.

Fuel expenses for the nine months ended September 30, 2026 were approximately $4.8 million, compared to approximately $2.3 million for the nine months ended September 30, 2025. The approximately $2.5 million, or 109%, increase was primarily the result of an increase in the cost of fuel of approximately $2.7 million, driven by the impact of recognizing fuel revenue and expenses on a gross basis at our CMA, ADS, and APA hangar campuses and increased volatility in fuel prices, offset by an approximately $0.2 million decrease in other fuel-related expenses.

Ground lease expenses increased approximately $1.7 million, or 17%, from approximately $10.0 million for the nine months ended September 30, 2025, to approximately $11.7 million for the nine months ended September 30, 2026. The increase in ground lease expense was driven by the ground leases signed at SWF and HIO during the three months ended June 30, 2025 and the ground leases signed at LGB and FTW during the three months ended December 31, 2025.

Depreciation and amortization for the nine months ended September 30, 2026 was approximately $6.3 million, as compared to approximately $4.4 million for the nine months ended September 30, 2025. The approximately $1.9 million, or 43%, increase was primarily driven by the commencement of operations at our OPF Phase II campus during the three months ended June 30, 2026, the commencement of operations at our DVT and ADS campuses during the three months ended June 30, 2025, and the commencement of operations at our APA campus during the three months ended September 30, 2025.

Pursuit and marketing expenses for the nine months ended September 30, 2026 were approximately $1.9 million, compared to approximately $1.7 million for the nine months ended September 30, 2025. The 12% increase was primarily the result of increased marketing spend and our investment in our growth strategy in securing airport site acquisitions and potential tenants throughout the year.

Employee compensation and benefits expenses increased approximately $0.1 million, or 1%, to $13.6 million for the nine months ended September 30, 2026, as compared to approximately $13.5 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in expense recognized associated with our equity compensation programs.

For the nine months ended September 30, 2026 and 2025, other general and administrative expenses were approximately $3.1 million and approximately $3.4 million, respectively. The approximately $0.3 million, or 9%, decrease was primarily driven by a decrease in legal and accounting related costs due to non-recurring transaction costs and our efforts to internalize job functions.

Other (Income) Expense

Other income decreased from approximately $22.6 million for the nine months ended September 30, 2025, to approximately $3.9 million for the nine months ended September 30, 2026. The decrease was primarily due to an approximately $14.7 million difference in the mark-to-market adjustment of the outstanding warrants at September 30, 2026 as compared to September 30, 2025, an approximately $3.3 million increase in interest expense due to higher indebtedness and an approximately $0.8 million decrease in interest income.

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

A reconciliation of non-GAAP measures to the comparable financial measures calculated in accordance with GAAP is presented below:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$(2,819)	$(4,653)	$(16,160)	$577
Add (subtract):
Depreciation and amortization	2,208	1,774	6,295	4,352
Interest expense	1,176	280	3,809	551
Other expense (income)	(46)	(304)	(76)	(883)
Changes in fair value of warrant liabilities	(4,581)	(3,002)	(7,583)	(22,275)
Equity-based compensation	1,657	1,990	5,075	4,551
Non-cash operating lease expense	2,310	1,939	6,890	5,287
Non-cash operating lease income	(441)	(302)	(1,223)	(767)
Adjusted EBITDA	$(536)	$(2,278)	$(2,973)	$(8,607)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Rental revenue	$7,640	$5,709	$21,163	$15,395
Less: Non-cash operating lease income	(441)	(302)	(1,223)	(767)
Adjusted rental revenue (non-GAAP)	7,199	5,407	19,940	14,628

Fuel revenue	2,936	1,593	7,993	4,088
Less: Fuel expenses	(1,777)	(689)	(4,799)	(2,346)
Adjusted net fuel revenue (non-GAAP)	1,159	904	3,194	1,742

Adjusted total revenue (non-GAAP)	8,358	6,311	23,134	16,370

Campus operating expenses	2,801	2,102	7,754	6,212
Ground lease expenses	3,879	3,522	11,689	9,994
Less: Non-cash operating lease expense	(2,310)	(1,939)	(6,890)	(5,287)
Adjusted campus operating expenses (non-GAAP)	4,370	3,685	12,553	10,919

Adjusted campus operating profit (non-GAAP)	3,988	2,626	10,581	5,451

Pursuit and marketing expenses	586	564	1,872	1,729
General and administrative expenses	940	1,369	3,145	3,386
Employee compensation and benefits	4,655	4,961	13,612	13,494
Less: Equity-based compensation	(1,657)	(1,990)	(5,075)	(4,551)
Adjusted corporate operating expenses (non-GAAP)	4,524	4,904	13,554	14,058

Adjusted EBITDA	$(536)	$(2,278)	$(2,973)	$(8,607)

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

We believe that we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional private activity bonds, drawdowns under the Term Loan Facility, and other debt and the issuance of additional equity securities. We also have the ability to utilize our ATM Facility or otherwise utilize our shelf registration statement on Form S-3 to access the capital markets. However, we cannot assure you that we will have access to these sources of capital or that, even if such sources of capital are available, these sources of capital will be available on favorable terms. Our ability to incur additional debt will depend on multiple factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that are or may be imposed by future lenders. Our ability to access the equity and debt capital markets will depend on multiple factors as well, including general market conditions for real estate companies, our degree of leverage, the trading price of our common stock and debt and market perceptions about us.

Our cash deposits may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the majority are maintained with a major financial institution with reputable credit. Our restricted cash is held in trust at major financial institutions pursuant to the respective indentures of the Series 2021 Bonds and Series 2026 Bonds. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Our portfolio of investments and restricted investments is composed entirely of U.S. Treasury securities as of September 30, 2026.

The following table summarizes our cash and cash equivalents, restricted cash, investments, and restricted investments as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$43,858	$20,718
Restricted cash	112,634	16,306
Restricted investments	42,898	11,453
Total cash, restricted cash, investments, and restricted investments	$199,390	$48,477

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

Series 2021 Bonds

On September 14, 2021, SHC completed an issuance through the Public Finance Authority (Wisconsin) of $166.3 million of Series 2021 PABs. The Series 2021 Bonds are comprised of three maturities: $21.1 million bearing interest at 4.00%, due July 1, 2036; $30.4 million bearing interest at 4.00%, due July 1, 2041; and $114.8 million bearing interest at 4.25%, due July 1, 2054. The Series 2021 Bond that has a maturity date of July 1, 2036 was issued at a premium, and Sky received bond proceeds that were $0.2 million above its face value. The net proceeds from the issuance of the Series 2021 Bonds were used to (a) finance or refinance the construction of various aviation facilities consisting of general aviation aircraft hangars and storage facilities located and to be located on the SGR site, the OPF site, the BNA site, the APA site, the DVT site, and following our March 2023 election to reallocate a portion of the net proceeds, the ADS site; (b) fund debt service and other operating expenses such as ground lease expense during the initial construction period; (c) fund deposits to the Debt Service Reserve Fund; and (d) pay certain costs of issuance related to the Series 2021 Bonds.

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

As of September 30, 2026, there was approximately $129.2 million of availability under the Term Loan Facility, subject to borrowing base restrictions.

Yorkville Promissory Notes

On December 8, 2025, we issued the Yorkville Promissory Note to Yorkville, in the aggregate principal amount of $15 million. The issue price for the Yorkville Promissory Note was 100% of the aggregate principal amount thereof. The Yorkville Promissory Note accrues interest at a rate of 7.75% per annum (or 18% upon the occurrence of an event of default) and matures on June 8, 2027. Beginning on July 8, 2026, and continuing on the same day of each of the twelve successive months thereafter, we are required to repay a portion of the outstanding balance of the Yorkville Promissory Note in amounts equal to $1.25 million, with $7.5 million and $7.5 million due during the years ended December 31, 2026 and 2027, respectively.

On January 27, 2026, Sky issued the January 2026 Yorkville Promissory Note to Yorkville, in the aggregate principal amount of $10 million. The issue price for the January 2026 Yorkville Promissory Note was 100% of the aggregate principal amount thereof. The January 2026 Yorkville Promissory Note accrues interest at a rate of 7.75% per annum (or 18% upon the occurrence of an event of default) and matures on June 8, 2027. Beginning on July 8, 2026, and continuing on the same day of each of the twelve successive months thereafter, we are required to repay a portion of the outstanding balance of the January 2026 Yorkville Promissory Note in amounts equal to approximately $0.8 million.

Registered Direct Offerings

On August 10, 2026 and August 21, 2026, we entered into stock purchase agreements with the Investors, pursuant to which we agreed to sell an aggregate of 5,000,000 shares of Class A Common Stock to the Investors in registered direct offerings at a purchase price of $10.00 per share. The closings of the offerings occurred on August 12, 2026 and August 26, 2026, respectively. We received aggregate gross proceeds of $50.0 million from the offerings, before deducting offering-related expenses.

At-the-Market Facility

On March 27, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, at our sole discretion, issue and sell through B. Riley, acting as sales agent, up to $100 million of shares of Class A Common Stock. Pursuant to the ATM Agreement, we may sell the shares through B. Riley by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. B. Riley will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. We pay B. Riley a commission of 3.0% of the gross sales price per share sold under the ATM Agreement, subject to certain reductions.  On December 31, 2025, we entered into an Amended and Restated At Market Issuance Sales Agreement (the “A&R ATM Agreement”) with B. Riley and Yorkville Securities, LLC (“Yorkville Securities” and, together with B. Riley, the “Sales Agents”), pursuant to which, among other things, Yorkville Securities was added as an additional sales agent. Pursuant to the A&R ATM Agreement, we may offer and sell, from time to time through the Sales Agents, shares of our Class A Common Stock, having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The material terms and conditions of the ATM Agreement otherwise remain unchanged.

During the three months ended September 30, 2026, the Company sold no shares of Class A Common Stock under the ATM Facility. During the nine months ended September 30, 2026, the Company sold 242,483 shares of Class A Common Stock under the ATM Facility at a weighted-average sales price of $10.49. As of September 30, 2026, ATM Shares having an aggregate gross sales price of up to approximately $95.2 million remain available for issuance under the A&R ATM Agreement.

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

As of September 30, 2026, we were in compliance with all debt covenants.

Lease Commitments

The Company’s future minimum lease payments required under leases as of September 30, 2026 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026 (remainder of year)	$1,816	$11
2027	8,756	45
2028	10,691	32
2029	11,436	-
2030	11,590	-
Thereafter	719,525	-
Total lease payments	763,814	88
Less imputed interest	(554,460)	(5)
Total	$209,354	$83

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended
	September 30, 2026	September 30, 2025
Cash and restricted cash at beginning of period	$37,024	$94,359
Net cash used in operating activities	(4,102)	(6,900)
Net cash used in investing activities	(145,210)	(44,295)
Net cash provided by (used in) financing activities	268,780	(6,691)
Cash and restricted cash at end of period	$156,492	$36,473

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

 Net cash used in operating activities was approximately $4.1 million for the nine months ended September 30, 2026, as compared to cash used in operating activities of approximately $6.9 million for the same period in 2025. The approximately $2.8 million decrease in cash used in operating activities was primarily attributable to an approximately $3.9 million decrease in net loss, net of non-cash adjustments offset by an unfavorable change in working capital of approximately $1.1 million. The decrease in net loss, net of non-cash adjustments was primarily driven by the impact of increases in revenue from our operations at DVT, APA, ADS, and OPF. The favorable change in working capital was primarily driven by the timing of collections of accounts receivable as well as spending commitments and payments of our accounts payable and other accrued expenses.

Investing Activities

Our primary investing activities have consisted of payments related to the cost of construction at our various hangar campus development projects and investment in U.S. Treasury Securities. As our business expands, we expect to continue to invest in our current and anticipated future portfolio of hangar campus development projects.

 Net cash used in investing activities was approximately $145.2 million for the nine months ended September 30, 2026, as compared to cash used in investing activities of approximately $44.3 million for the same period in 2025. The increase of approximately $100.9 million of cash used in investing activities was driven primarily by an increase of capital expenditures of approximately $52.1 million and a net decrease in proceeds received from available-for-sale and held-to-maturity investments of approximately $50.4 million.

Financing Activities

Our primary financing activities have consisted of capital raised to fund the growth of our business and proceeds from debt obligations incurred to finance our hangar campus development projects. We expect to raise additional equity capital and issue additional indebtedness as our business grows.

Net cash provided by financing activities was approximately $268.8 million for the nine months ended September 30, 2026, as compared to net cash used in financing activities of approximately $6.7 million for the same period in 2025. The approximately $275.5 million increase in net cash provided by financing activities was primarily driven by proceeds received from the issuance of the Series 2026 Bonds of $150.0 million,  approximately $78.8 million of proceeds received from the Term Loan Facility and 2026 Yorkville Promissory Note, and approximately $50.0 million of proceeds received from registered direct offerings. The aforementioned increases were offset by an increase of approximately $5.1 million in principal payments for loans payable.

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

In connection with the preparation of this Form 10-Q, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2026, there were no unregistered sales of the Company’s securities that were not reported in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended  September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

(a)	See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Yellowstone Acquisition Company.	8-K	001-39648	3.1	January 31, 2022

3.2	Bylaws of Sky Harbour Group Corporation.	8-K	001-39648	3.2	January 31, 2022

10.1 (#)(+)	Form of Stock Purchase Agreement, dated August 10, 2026, by and among Sky Harbour Group Corporation and the Investors named therein.

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104 (#)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(#)	Filed herewith.
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

November 10, 2026

By:	/s/ Francisco Gonzalez
Francisco Gonzalez Chief Financial Officer (Principal Financial Officer)

November 10, 2026

By:	/s/ Michael W. Schmitt
Michael W. Schmitt Chief Accounting Officer (Principal Accounting Officer)

November 10, 2026